Form 10KSB
period 1995-12-31
FIRST COLONIAL VENTURES LTD
filed 1997-05-29
CIK 769882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

/X/       ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended: DECEMBER 31, 1995

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For transition period from _________ to _________


                      Commission File Number: BDC 814-178

                         FIRST COLONIAL VENTURES, LTD.
                 (Name of small business issuer in its charter)

UTAH                                                     87-0421903
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)               Identification Number)

6151 WEST CENTURY BOULEVARD, SUITE #1018, LOS ANGELES, CA. 90045

     (Address of principal executive offices)(Zip code)

            Issuer's telephone number: (310) 642-0200

        Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

        Securities registered under Section 12 (g) of the Exchange Act:
                         COMMON STOCK, $.001 PAR VALUE
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been
subject to such filing requirements for the past 90 Days: Yes / /   No /X/

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10 KSB: / /

Issuer's revenues for its most recent fiscal year: $3,250

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 1997, was $18,356,311, based on the average selling price for the month of December 1996.

The issuer had 10,716,182 shares of common stock outstanding as of March 31, 1997.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:   Yes / /  No /X/

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a)  General Development of Business

     (1) First Colonial Ventures, Ltd. (the "Registrant") is a Business Development Company ("BDC") which is a form of closed-end, non-diversified investment company under the Investment Company Act of 1940 (the "Investment Company Act"). A BDC generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offer significant managerial assistance to such companies. A BDC is not subject to the full extent of regulation under the Investment Company Act. The Registrant primarily is engaged in the business of investing in and providing managerial assistance to developing companies which, in its opinion, would have a significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income on its investments. There is no assurance that the Company's investment objective will be achieved.

The Registrant was organized under the laws of the State of Utah in 1985 for the purpose of acquiring a participating interest in one or more businesses.
Through its year ended December 31, 1994, the Registrant conducted business through various wholly-owned subsidiaries until electing in 1995 to become a BDC. In January 1995, the Registrant elected to become an Investment Company pursuant to the Investment Company Act of 1940. In June 1995, the Registrant terminated its Investment Company election and elected to become a BDC, as defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. The election resulted in the Registrant becoming a specialized type of investment company. Consistent with this change in type of business entity, during the year ended December 31, 1995, the Registrant changed its method of financial reporting and valuation of investments from cost to fair value.

The 1987 acquisition of Contemporary Resources, Inc. ("CRI") by the Registrant was accounted for as a reverse acquisition. Therefore, through December 31, 1994, the Registrant presented consolidated financial statements with the equity section including the outstanding common stock of the Registrant and the accumulated deficit of CRI. However, in conjunction with the 1995 change in type of entity and change in accounting method, the financial statements of the Registrant for December 31, 1995, include only the accounts of the Registrant, First Colonial Ventures, Ltd., because pursuant to industry practice, wholly-owned subsidiaries which are neither investment companies or business development companies are not consolidated.

Registrant's Board of Directors declared a 1 for 100 reverse stock split in October 1991, and a 1 for 20 reverse stock split in December 1995. All common share amounts stated herein have been restated to give effect to these stock splits.

On May 1, 1987, the Registrant acquired 100% of the outstanding capital stock of Contemporary Resources, Inc., a California corporation that was formerly known as A.J.H. Corporation, Inc., dba Michaud ("CRI"), in a stock purchase transaction pursuant to which the Registrant issued 120,000 shares of its Common Stock. CRI is engaged in the distribution of disposable items to the airline and hotel industries. The Registrant accounted for this acquisition as a reverse purchase.

The acquisition was treated as an acquisition of the net assets of the Registrant by CRI. As a result of the reverse acquisition, the equity section of the December 31, 1994, and prior consolidated financial statements reflected the outstanding common stock of the Registrant and the accumulated deficit of CRI since its inception.

On October 15, 1993, the Registrant and its then newly-formed wholly-owned subsidiary, Flower Environments, Inc., a Nevada corporation ("FEI"), entered into an Asset Purchase Agreement to acquire certain assets that it intended to utilize to commence the operation of a flower display irrigation equipment business. The agreement provided for the payment of $10,000 and the issuance of 50,000 shares of the Registrant's restricted stock to the seller. The business was subsequently sold to a foreign buyer in November 1994 for a short term receivable of $50,000, cash of $25,000 cash and a non-interest bearing note of $150,000 (recorded at present value of future cash flows of $92,200). At December 31, 1995, the note was in default. The foreign buyer is withholding payment until certain U.S. patents included in the sale have been transferred to the buyer's name. The Registrant expects this to occur during 1997.

In conjunction with the Asset Purchase Agreement, the Registrant also entered into a Consulting agreement with the prior owner of the assets purchased. The Consulting agreement was to expire in April 1995, and provided for base compensation for the years ending December 31, 1994 and 1995 of $84,000 and $32,000, respectively. The consulting agreement was terminated July 25, 1994.

During 1996, FEI was re-named First Colonial Real Estate, Ltd. ("FCREL").

On August 10, 1994, the Registrant acquired the rights to 50% of the stock of Sherwood Properties, Inc. ("Sherwood"), a non-public Nevada company incorporated in February 1995, in exchange for common stock. Sherwood was formed to hold 50% of the stock of a Mississippi corporation that owns, subject to a land sale contract, certain residential lots and is a joint venture partner in the construction and sale of homes on the lots. The Mississippi corporation has been unable to pay certain installments required by the land sale contract, accordingly, that contract is in default. The contract provides the sellers with the option to cancel the contract should default occur. For these reasons, the Registrant has written down its investment in Sherwood to zero until the Sherwood financial condition improves. Sherwood conducted no operations during 1995.

In December 1994 the Registrant acquired a 50% interest in Gulf Coast Hotels, Inc. ("Gulf Coast") in exchange for common stock. Gulf Coast has a contract to acquire 1.435 acres of waterfront real estate in Biloxi, Mississippi for the purpose of constructing a commercial high rise hotel and condominium. The property has 250 feet of frontage along the Gulf of Mexico. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment, and although the seller has provided extensions, the contract is in default. For these reasons, the Registrant has written down its investment in Gulf Coast to zero until the Gulf Coast financial condition improves. Gulf Coast conducted no operations during 1995.

On July 13, 1995, the Registrant acquired a 100% interest, consisting of an assignment of a lease, in the oil and gas rights to property located in Concho County, Texas, in exchange for common stock. The Registrant assigned its rights in the lease to its wholly-owned investee. First Colonial Real Estate, Ltd., ("FCREL") which intends to find a partner or otherwise raise the capital necessary to drill wells, extract and sell the oil and natural gas located on the property. No business activity was conducted during 1995 with respect to the oil and gas lease.

Also in July 1995, the Registrant acquired 50% of the stock of First Colonial Funds, Ltd., a non-public Nevada investment adviser, and 25% of the stock of First Colonial Fund's subsidiary, Colonial Funds, Limited, a non-public Commonwealth of the Bahamas off-shore fund with investments in various companies, in an exchange of common stock. During 1996, the Colonial Funds, Limited stock was acquired by the Registrant's wholly-owned investee, YPE, Inc, to conform with BDC requirements. Due to its 50% ownership of First Colonial Funds, Ltd., which owns 75% of Colonial Funds, Limited, and its 100% ownership of YPE, Inc., which owns 25% of Colonial Funds, Limited, the Registrant controls 62.5% of Colonial Funds, Limited. The most significant asset owned by both First Colonial Funds, Ltd. and Colonial Funds, Limited, at December 31, 1995, was shares of the Registrant.

(b)  Industry Segments

Through the Company's wholly-owned subsidiary, CRI, the Company operated in one reportable segment during the years ended December 31, 1994 and 1995. Information with regard to the business and operations of the Company is presented below.

CRI:

CRI supplies specialty items including toiletries, amenity kits and disposables to the airline and hotel industries. CRI grants credit on open account to its customers, all of which are based in the United States. CRI's operations are located adjacent to Los Angeles International Airport and its customers include various airlines and national and international hotel chains.

Typically, CRI negotiates a sales contract with each customer, which specifies the delivery dates for the ensuing year. After CRI has entered into these contracts, CRI then negotiates a contract of a like-term with its foreign suppliers containing prices valid for a specified period of time and delivery dates that generally correspond to the dates when CRI is to supply the products to its customers.

All of CRI's products are sold through in-house sales representatives, and are either delivered direct from the manufacturer in Asia to the customer or, if it is necessary to inventory the merchandise, the inventory is held in a public warehouse facility for delivery to the customer on demand.

Approximately, 90% of CRI's suppliers are located in South Korea, Taiwan, Hong Kong and China. Except for suppliers in Korea, letters of credit generally are not required.

CRI operates in a highly competitive industry against competitors of various sizes, most of which are larger and better capitalized than CRI. Competition occurs in several forms, including price, terms, selection and delivery time.

CRI's sales and purchases generally are highly concentrated. During the year ended December 31, 1995, CRI had sales to four customers representing 21%, 16%, 12%, and 12% of total sales, respectively. During the year ended December 31, 1994, CRI had sales to two customers representing 25% and 10% of total sales, respectively. During the year ended December 31, 1995, CRI has purchases from three vendors representing 17%, 15%, and 13% of inventory purchases, respectively. During the year ended December 31, 1994, CRI had purchases from three vendors representing 37%, 13%, and 12% of inventory purchases, respectively.

FEI:

FEI acquired the patents and technology to a system of storing and displaying fresh cut flowers in water in a proprietary fixture. The fixture pumps water through a system that emphasizes the sound of falling water, and an ultra-violet light located in the base of the fixture, combined with proper additives and regular replacement of the water, can keep the water free of harmful levels of microbial contamination. Otherwise, the same water, if stagnant, would become a breeding ground for microbes to multiply, occupy the stem and cause flower death. The fixture also prevents the slime and bad odors that can develop from stagnant water.

FEI's long-range plan was to offer various versions of such fixtures for sale to end users such as supermarkets and flower shops. Three models were available. As an additional line of business, FEI had established a flower route system whereby a small version of the fixture is placed in locations that have never sold flowers before. FEI provided flowers in those fixtures on a consignment basis and shared the revenues with the stores. FEI had 45 such fixtures outstanding. In addition, FEI wanted to sell distributorships for such fixtures along geographic lines.

--------------------------------------------------------------------------------
Employees:

As of December 31, 1995, the Registrant had no employees. CRI had a total of eight full-time employees, certain of which also provided services to the Registrant. None of the CRI's employees are subject to a collective bargaining agreement, and the Company has not experienced any slow-downs, strikes or work stoppages due to labor difficulties. The Company considers its employee relations to be satisfactory.
--------------------------------------------------------------------------------

Transactions with Turbo, Inc:

Effective March 31, 1992, Turbo, Inc., a Nevada corporation ("Turbo"), then a newly-formed, wholly-owned subsidiary of Gerant Industries, Inc. ("Gerant")(formerly known as L.A. Entertainment, Inc.), acquired 100% of the outstanding common stock of CRI from the Company. In exchange, the Company received 49% of the outstanding common stock of Turbo and a $500,000 note made by Turbo in favor of the Company. The note accrued interest at 10% per annum, and was payable on demand. As a condition of the acquisition, the $500,000 note was to be collateral to secure the intercompany debt of the Company to CRI. On May 22, 1992, the Company liquidated its $500,000 debt to CRI by assigning the $500,000 note to CRI. Also, the Company agreed to convert the subordinated note due from CRI of $550,000 to contributed capital.

As incentive for the Company to exchange its 100% interest in CRI for a 49% interest in Turbo, Gerant agreed to capitalize Turbo at $1,500,000 by issuing 4,383,710 shares of its restricted common stock to Turbo valued at the fair market value of $.31 per share. In conjunction with this transaction, Gerant was required to register the shares of common stock for sale to the public by December 31, 1992, failing which the acquisition agreement would be automatically rescinded.

Effective June 30, 1992, the Company and Gerant sold their aggregate 100% shareholder interest in Turbo (the parent of CRI) for a combined 80% equity interest in Lucky Chance Mining Company, Inc., a publicly-held Arizona Corporation ("Lucky"), with Turbo thus becoming a wholly-owned subsidiary of Lucky. Lucky had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on August 22, 1989, and operated as debtor-in-possession. Lucky confirmed its Second Amended Plan of Reorganization on June 8, 1992, and the Order Confirming Debtor's Second Amended Plan of Reorganization was entered by the Bankruptcy Court on June 17, 1992. Lucky subsequently merged with and into Turbo, resulting in Turbo being the surviving public company ("New Turbo"). Daniel Lezak, Gerant's President and Director, was Lucky's President and controlling shareholder from July 1989 through June 30, 1992. Murray W. Goldenberg, the President of the Company, CRI and Turbo, was subsequently appointed as the President of New Turbo.

Effective September 30, 1992, Gerant completed its obligation to provide $500,000 of additional funding to New Turbo by issuing 2,285,715 shares of its restricted common stock at the then fair market value of $.22 per share, in exchange for which Gerant was to receive 10,000,000 shares of New Turbo's restricted common stock.

In conjunction with the aforedescribed transactions, New Turbo received an aggregate of 7,124,425 shares of common stock of Gerant valued at $2,000,000.
On or about March 31, 1993, New Turbo sold 3,000,000 shares of such common stock for $216,000. During June 1993, New Turbo sold an additional 250,000 shares of such common stock for $20,000.

As of December 31, 1992, Gerant had not registered the shares of common stock issued to Turbo. This failure resulted in the automatic rescission of the original agreement effective March 31, 1992. Subsequent to December 31, 1992, in response to requests from Gerant, the Company negotiated with Gerant concerning a possible restructuring of the original agreement, but no agreement could be reached. Therefore, in the opinion of the Company's management, the original agreement was never consummated, the December 31, 1992 rescission was effective, and CRI continues to be a wholly-owned subsidiary of the Company.

On April 6, 1994, Gerant filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

On August 26, 1994 Gerant filed suit against Murray W. Goldenberg, First Colonial Ventures, Ltd., CRI and Turbo, Inc. The adversary proceeding in the bankruptcy court was dismissed with prejudice on February 22, 1995 and without prejudice as to their right to file a new action in a court other than the bankruptcy court.

On March 1, 1996, a new complaint was filed, however, prior to trial the matter was settled on June 26, 1996, at a cost of $30,000 to the Registrant.

(4)  Narrative Description of Business

     The Registrant is a close-end, non-diversified investment company under the Investment Company Act and has elected to become a business development company under that act. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income, on its investment. There can be no assurance that this objective will be realized. The Registrant's investment decisions are made by its management in accordance with policies approved by its board of directors. The Registrant does not have a registered investment advisor. In addition, the Registrant does not operate pursuant to a written investment advisory agreement that must be approved periodically by shareholders. The Registrant relies solely upon its management, particularly its officers on a day to day basis, and also on the experience of its directors, in making investment decisions.

In accordance with this objective, the Registrant consults with its investees with respect to obtaining capital and offers managerial assistance to selected businesses that, in the opinion of the Registrant's management, have a significant potential for growth.

In addition to acquiring investment positions in new and developing companies, the Registrant also seeks investees in more mature privately and publicly-held companies which the Registrant believes could be further developed or revitalized, some of which may be experiencing financial difficulties.

The Registrant plans to take advantage of other opportunities to maintain and create independent companies with a significant potential for growth. The Registrant's priorities for the future will be to (1) maximize the value and liquidity of its present investees, (2) increase its cash flow, sources of income tax benefits and intermediate term value through the acquisition of securities or assets of more established companies, (3) make new investments in more mature companies, and (4) to a lesser degree, make a few small higher risk investments in new and developing companies.

  The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. 1995 was the Registrant's first year as a BDC, and the Registrant made investments in new and developing companies whose securities had no established public market. These companies were unable to obtain significant capital on reasonable terms from conventional sources. However, in future years the Registrant anticipates seeking out and evaluating investments in more mature companies. The Registrant endeavors to assist its investee companies and management teams in devising realistic business strategies and obtaining necessary financing.

The Registrant does not currently intend to pay cash dividends.

The Registrant believes that the key to achieving its objectives is finding and supporting business executives who have the ability, entrepreneurial motivation and experience required to build independent companies with a significant potential for growth. In the Registrant's view, it is more difficult to locate and attract capable executives than to identify, select and finance promising investment opportunities.

Business development is by nature a high-risk activity that can result in substantial losses. The companies in which the Registrant invests and will invest, especially in the early stages of an investment, often lack effective management, face operating problems and incur substantial losses. However, the Registrant is seeking out and evaluating investments in more mature companies. Potential investees include established businesses which may be experiencing severe financial or operating difficulties or may, in the opinion of management, be ineffectively managed or have the potential for substantial growth or reorganization into separate independent companies.

The Registrant attempts to reduce the level of its investment risks through one or more of the following:

     (i)  carefully investigating potential investees;

    (ii) financing only what it believes to be practical business opportunities as contrasted with research projects;

   (iii)  selecting effective, entrepreneurial management for its investees;

    (iv)  providing active managerial assistance and support to investees;

     (v) obtaining, alone or with others, actual or working control of its investees;

    (vi) supporting the investees in obtaining necessary financing and arranging major contracts, joint ventures or mergers and acquisitions where feasible; and

   (vii) maintaining sufficient capital resources to make follow-up investments where necessary, appropriate and feasible.

Investment Policies:

The Registrant has elected to be regulated as a business development company and is subject to the provisions of Sections 55 through 65 of the Investment Company Act made applicable to business development companies by Section 59 of the Investment Company Act. In accordance with those provisions, the Registrant's investment policies are defined and subject to certain limitations.
Furthermore, under Section 58 of the Investment Company Act, the Registrant may not withdraw its election to be so regulated without the consent of a majority of its stockholders. If the Registrant were to withdraw its election to be regulated as a BDC, it may be subject full regulation under of the Investment Company Act as if it were a closed-end investment company.

The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. However, the Registrant, at this time, is seeking out and evaluating investments in more mature companies. During 1995, the Registrant invested in assets that are not qualifying assets under Section 55 of the Investment Company Act; however, such unqualified investment was inadvertent. The Registrant does not intend to fall below the 70% requirement as set forth in Section 55.

The Registrant endeavors to achieve its objectives in accordance with the following general policies:

     (i) The Registrant acquires securities through negotiated private placement transactions directly from the investee company, its affiliates, or third parties, or through open market transactions.

    (ii) The Registrant attempts to acquire, consistent with the Registrant's capital resources, a large or controlling interest in its investees through purchases of equity securities with loans, guarantees, and common stock of the Registrant.

   (iii) The Registrant may make additional or "follow-on" investments in or loans to its investees when appropriate to sustain the investees or to enhance or protect the Registrant's existing investment.

    (iv) The Registrant determines the length of time it will retain its investment by evaluating the facts and circumstances of each investee and its relationship with such investee. The Registrant anticipates retaining investments for a relatively long period, generally many years, with the result that portfolio turnover will be low. Investments are retained until, in the opinion of the Registrant, the investee company has a demonstrated record of successful operations and there is a meaningful public market for its securities which reflects the investment value the Registrant sought (or such a market can be readily established) or until the Registrant decides that its investment is not likely to result in future long-term capital appreciation.

Valuation Policy Guidelines
---------------------------

The Registrant's Board of Directors is responsible for the valuation of the Registrant's assets in accordance with its approved guidelines. The registrant's Board of Directors is responsible for (1) recommending overall valuation guidelines and (2) the valuation of specific investments.

There is a range of values which are reasonable for an investment at any particular time. Fair value is generally defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. To increase objectivity in valuing the securities, the Registrant uses the best information available including the following criteria.

The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress usually requires changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at total value. The Company believes that a mixture of valuation methods is often essential to represent fairly the value of the Registrant's investment position in an investee. For example, one method may be appropriate for the equity securities of a company while another method may be appropriate for the senior securities of the same company.

The cost method values an investment based on its original cost to the Company, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Company. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. The original cost may be adjusted by the Board of Directors in good faith taking into account such factors as available financial information of the investee, the nature and duration of any restrictions as to resale and other factors which influence the market in which a security is purchased or sold. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment call for a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

The appraisal method is used to value an investment position based upon a careful analysis of the best available outside information when there is no established public or private market in the investee company's own securities and it is no longer appropriate to use the cost method. Comparisons are made using factors (such as earnings, sales or net worth) that influence the market value of similar public companies or that are used in the pricing of private transactions of comparable companies. Major discounts are considered when private companies are appraised by comparing them to similar public companies. Liquidation value may be used when an investee is performing substantially below plan and it's continuation as an operating entity is in doubt. Under the appraisal method, the differences among companies in terms of the source and type of revenues, quality of earnings, and capital structure, are carefully considered.

An appraisal value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: a marketing plan, management or a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the company. Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

The private market method uses third-party transactions (actual or proposed) in the investee's securities as the basis for valuation. This method is considered to be an objective measure of value since it depends upon the judgment of a sophisticated, independent investor. Actual firm offers are used as well as historical transactions, provided that any offer used was seriously considered and well documented and adjusted (if applicable) by the Board of Directors in good faith taking into account such factors as available financial information of the investee, the nature and duration of any restrictions as to resale and other factors which influence the market in which a security is purchased or sold.

The public market method is the preferred method of valuation when there is an established public market for the investee's common stock, since that market provides the most objective basis for valuation. In determining whether the public market is sufficiently established for valuation purposes, the Registrant examines the trading volumes, the number of shareholders and the number of market makers. Under the public market method, as well as under the other valuation methods, the Registrant discounts investment positions that are subject to significant legal, contractual or practical restrictions and appropriate adjustments may be made by the Board of Directors in good faith taking into account such other factors as available financial information of the investee, the nature and duration of any restrictions as to resale and other factors which influence the market in which a security is purchased or sold. When an investee's common stock is valued under the public market method, common stock equivalents such as presently exercisable warrants or options are valued based on the difference between the exercise price and the market value of the underlying common stock. Although the Registrant believes that a public market could be created for the options and warrants of certain of its investees, thereby possibly increasing the value of these rights for their arbitrage value, the Registrant does not reflect this possibility in its valuation.


Managerial Assistance
---------------------

The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development company, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act to make significant managerial assistance available at least with respect to investee companies that the Registrant treats as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant vary depending upon the particular requirements of each investee company.

The Registrant may be involved with its investees in recruiting management, product planning, marketing and advertising and the development of financial plans, operating strategies and corporate goals. In this connection, the Registrant may assist clients in developing and utilizing accounting procedures to efficiently and accurately record transactions in books of account which will facilitate asset and cost control and the ready determination of results of operations. The Registrant also seeks capital for its investees from other potential investors and occasionally subordinates its own investment to those of other investors. The Registrant introduces its investees to potential suppliers, customers and joint venture partners and assists its investees in establishing relationships with commercial and investment bankers and other professionals, including management consultants, recruiters, legal counsel and independent accountants. The Registrant also assists with joint ventures, acquisitions and mergers.

In connection with its managerial assistance, the Registrant may be represented by one or more of its officers or directors on the board of directors of an investee. As an investment matures and the investee develops management depth and experience, the Registrant's role will become progressively less active. However, when the Registrant owns or on a pro forma basis could acquire a substantial proportion of a more mature investee company's equity, the Registrant remains active in and will frequently initiate planning of major transactions by the investee. The Registrant's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

(4) Although the Registrant does not directly compete with any single company, individual or organization, the Registrant is subject to substantial competition from business development companies, venture capital firms, new product development companies, marketing companies and diversified manufacturers, most of whom are larger than the Registrant and have significantly larger net worth and financial and personnel resources than the Registrant. In addition, the Registrant competes with companies and individuals engaged in the business of providing management consulting services.

(5)  The Registrant does not require raw materials.

(6) the Registrant's business is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Registrant.

(7) The Registrant holds no patents or trademarks, and has no interest in any franchises, concessions, royalty agreements or labor contracts.

(8)(9) Regulation - Business Development Companies. The following is a summary description of the Investment Company Act as applied to business development companies. This description is qualified in its entirety by reference to the full text of the Investment Company Act and the rules adopted thereunder by the SEC.

The Small Business Investment Incentive Act of 1980 modified the provisions of the Investment Company Act that are applicable to a company, such as the Registrant, which elects to be treated as a "Business Development Company" ("BDC"). The Registrant elected to be treated as a business development company in July 1995. The Registrant may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

A BDC must be operated for the purpose of investing in the securities of certain present and former "eligible portfolio companies" and certain bankrupt or insolvent companies and must make available significant managerial assistance to its investee companies. An eligible portfolio company generally is a United States company that is not an investment company (except for wholly-owned SBIC's licensed by the Small Business Administration) and (1) does not have a class of securities included in the Federal Reserve Board's over-the-counter margin list,
(2) is actively controlled by the business development company and has an affiliate of the business development company on its board of directors, or (3) meets such other criteria as may be established by the SEC. Control, under the Investment Company Act, is presumed to exist where the business development company owns 25% or more of the outstanding voting securities of the investee.

The Investment Company Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities, (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies, (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies,
(4) securities received in exchange for or distributed on or with respect to any of the forgoing, and (5) cash items, government securities and high-quality short-term debt. The Investment Company act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets.

At December 31, 1995, the Registrant did not comply with Section 55 of the Investment Company Act with respect to the 70% test as a result of its investment in Colonial Funds, Limited. The non-compliance was inadvertent and the Registrant took corrective action by transferring the investment to YPE, Inc., Registrant's wholly-owned investee.

Colonial Funds, Limited is a Commonwealth of the Bahamas corporation operating as an off-shore fund. This investment does not satisfy the requirements of a "Qualifying Asset" because Colonial Funds, Limited is not organized in the United States.

During August 1996, the Registrant entered into a recision agreement with Colonial Funds, Limited for the purpose of correcting the non-compliance so that the form of this investment would comply with the requirements of a qualifying asset. The Registrant returned the shares of Colonial Funds, Limited Class B common stock and received and canceled the shares which it had issued for such stock. Concurrently, the Registrant acquired a 100% interest in YPE, Inc., a non-public Nevada corporation, in exchange for 3,333,333 shares of FCVL common stock which YPE, Inc. exchanged for 25,000 Class B common shares of Colonial Funds, Limited.

Registrant believes the non-compliance with Section 55 has been corrected.

The Registrant is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the Investment Company Act, is at least 200% after the issuance of the debt or the preferred stock. The Registrant currently has no policy regarding issuing multiple classes of senior debt or a class of preferred stock.

The Registrant may issue in limited amounts, warrants, options and rights to purchase its securities to its directors, officers and employees (and provide loans to those persons for the exercise thereof) in connection with an executive compensation plan if certain conditions are met. These conditions include the authorization of such issuance by a majority of the Registrant's voting shares and the approval of a majority of the independent members of the Board of Directors and a majority of the directors who have no financial interest in the transaction. The issuance of options, warrants or rights to directors who are not also officers requires the prior approval of the SEC.

The Registrant may sell its securities at a price that is below the prevailing net asset value per share only upon the approval of the policy by the holders of a majority of its voting securities, including a majority of the voting securities held by non-affiliated persons, at its last annual meeting or within one year prior to the transaction. In addition, the Registrant may repurchase its Common Stock, subject to the restrictions of the Investment Company Act. The Registrant at this time does not contemplate selling its securities at a price below prevailing net asset value per share or repurchasing its Common Stock.

In accordance with the Investment Company Act, a majority of the members of the Registrant's Board of Directors must not be "interested persons" of the Registrant as that term is defined in the Investment Company Act. Generally, "interested persons" of the Registrant include all affiliated persons of the Registrant and members of their immediate families, any "interested person" of an underwriter or of an "investment advisor" to the Registrant, any person who has acted as legal counsel to the Registrant within the last two years, or any broker or dealer, or affiliate of a broker or dealer.

Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent directors and a majority of the directors having no financial interest in the transactions. The effect of the amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited absent SEC approval in the case of investment companies which are not business development companies. However, transactions involving certain closely affiliated persons of the Registrant, including its directors, officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include: (a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's outstanding Common Stock (b) any director, executive officer or general partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any company controlled by the Registrant. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

Finally, notwithstanding restrictions imposed under federal securities laws, it is anticipated that the Registrant will acquire securities of investee companies pursuant to stock purchase agreements or other agreements that may further limit the Registrant's ability to distribute, or sell or transfer such securities; and, as a practical matter, even if such transfers are legally or contractually permissible, there may be no market, or a very limited market, for the securities and economic conditions may make the price and terms of a sale or transfer unattractive.

Other Securities Law Considerations
-----------------------------------

In addition to the above-described provisions of the Investment Company Act, there are a number of other provisions of the federal securities laws which affect the Registrant's operations. for example, restrictions imposed by the federal securities laws, in addition to possible contractual provisions, may affect adversely the ability of the Registrant to sell or otherwise distribute its portfolio securities.

Most if not all securities which the Registrant acquires as venture capital investments will be "restricted securities" within the meaning of the Securities Act of 1933 ("Securities Act") and will not be permitted to be resold without compliance with the Securities Act. Thus, the Registrant will not be permitted to resell portfolio securities unless a registration statement has been declared effective by the SEC with respect to such securities or the Registrant is able to rely on an available exemption from such registration requirements. In most cases the Registrant will endeavor to obtain from its investee companies "registration rights" pursuant to which the Registrant would be able to demand that an investee company register the securities owned by the Registrant at the expense of the investee company. Even if the investee company bears this expense, however, the registration of the securities owned by the Registrant is likely to be a time-consuming process, and the Registrant always bears the risk, because of these delays, that it will be unable to resell such securities, or that it will not be able to obtain an attractive price for the securities.

Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act which, in effect exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and, in some cases, a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions", and imposes a two-year holding period prior to the sale of restricted securities.

(10) During the last three years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

(11) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.


ITEM 2. DESCRIPTION OF PROPERTY

Office
------

The Registrant's executive and administrative office is located at 6151 West Century Boulevard, Suite 1018, Los Angeles, California 90045. The Registrant leases this space, consisting of approximately 3,000 square feet, on a month-to-month basis from its wholly-owned investee, CRI. Currently, the monthly rental is $3,000. The Registrant believes the rental terms to be no less favorable than those which could be obtained from a non-affiliated party for similar facilities in the same area.

Oil and Gas Interests
---------------------

Through its wholly-owned investee, FCREL, the Registrant owns an interest in exploratory oil and gas property in Concho County, Texas, which is currently inactive.

Residential Real Estate Subdivision
-----------------------------------

Through its 50% owned investee, Sherwood, the Registrant owns an interest in a residential sub division consisting of raw land sub divided into lots located near Biloxi, Mississippi.

These lots are available for sale and, in conjunction with a joint venture agreement, the design and construction of custom homes on the lots are also available.

Through December 31, 1995, no lots were sold and no homes were constructed on the property.


ITEM 3.  LEGAL PROCEEDINGS

During the year ended December 31, 1995, neither the Company nor its subsidiaries were a party to or the subject of any material legal proceedings, except as described below.

For information regarding the Company's dispute with Gerant Industries, Inc., see "ITEM 1. DESCRIPTION OF BUSINESS - Transactions with Turbo, Inc."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the year ended December 31, 1995.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information:

The equity securities of the Company have been quoted on the National Quotation Service Pink Sheets since January, 1986, however the stock was unpriced from July 1989 to October 1994. On October 18, 1994 the Company completed the documentation necessary to resume trading. The Company's equity securities were originally issued in units. Each unit consisted of (1) 100 shares of common stock, (ii) 100 A warrants to purchase 100 shares of common stock at 0.02 per share exercisable any time within one year of the effective date of the offering, (iii) 100 B warrants to purchase 100 shares of common stock at 0.03 per share exercisable any time within one year of the effective date of the offering, and (iv) 50 C warrants to purchase 50 shares of common stock at 0.04 per share exercisable at any time within two years of the effective date of the offering. After the offering the company extended the exercise period for the A and B warrants to December 10, 1987 and for the C warrants to December 10, 1988. By March 1986, all of the A and B warrants had been exercised.

The following table sets forth high and low sales price during the quarter for the Registrant's common stock for the quarters ending December 31, 1995:

                               High     Low
Common Stock                   Price   Price
                               -----   -----

January to March, 1995         5 3/4   1
April to June, 1995            3         3/4
July to September, 1995        4       1 3/8
October to December, 1995      4         1/4

(b) Holders:

                                Approximate Number
                                of Record Holders
  Title of Class            (as of March 31, 1997)
----------------            ----------------------

  Common Stock,
  $.001 Par Value                     750
-----------------

(c)  Dividends:

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements, as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(a) Plan of Operation

     Not Applicable

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Due to the change in accounting method from cost to fair value during 1995 in connection with Registrant's election to become a BDC, the financial statements for the year ended December 31, 1995 are not comparable with the consolidated financial statements for the year ended December 31, 1994.

Results of Operations - December 31, 1995. Revenues for the year ended December 31, 1995 were $3,250, consisting of interest on notes receivable from the sale of stock to Colonial Funds, Limited. Although significant management assistance is rendered to various investees, the Registrant does not charge management fees until an investee is operating according to plan.

Investment expenses for the year ended December 31, 1995 were $531,605; consisting of salaries, consulting fees, and administrative expenses of $289,286, legal and accounting fees of $97,024, a charge of $30,000 in connection with settlement of the Turbo litigation, and interest expense of $114,495. Interest expense included $50,000 payable to CRI.

The Registrant's net investment loss after taxes was $528,355 for the year ended December 31, 1995.

In addition, unrealized losses on investments in the amount of $484,462 for the year ended December 31, 1995 was recorded in connection with the write down to zero of the Registrant's investments in FEI, Gulf Coast, Sherwood, Baja Pacific, and Gerant.

Also, for the year ended December 31, 1995 a loss of $802,982 was recorded for the cumulative effect on prior years of changing from the historical cost to fair value method of accounting for investments. This was a one-time adjustment pertaining primarily to CRI.

Financial Condition - December 31, 1995. The Registrant's qualifying investments at fair value totaled $2,505,000 at December 31, 1995 and included FCREL ($1,620,000) and Colonial Funds, Limited ($885,000). All other qualifying investments were written down to zero subject to these investments obtaining additional financing and/or profitable operations.

The Registrant's non-qualifying investment at fair value in First Colonial Funds, Ltd. was $750,000 at December 31, 1995.

Notes receivable from the sale of common stock were $529,212 at December 31, 1995. During 1996, cash and an investment were received in satisfaction of these notes receivable.

Liabilities totaled $1,452,442 at December 31, 1995 including a note payable to CRI ($500,000), accrued interest on the note payable to CRI ($187,504), accrued management fee payable to Registrant's president ($109,500), legal settlement payable in connection with the Turbo litigation ($30,000), and a note payable convertible to stock at the option of the note holder ($210,000).

Registrant had a working capital deficit of approximately $1,200,000 at December 31, 1995.

On January 4, 1996, the Company effected a 1 for 20 reverse stock split. All disclosures in the accompanying financial statements and footnotes pertaining to shares of common stock have been restated to reflect the January 4, 1996 stock split.

The following transactions involving shares of Registrant's common stock occurred during the year ended December 31, 1995:

     During 1994, pursuant to Regulation S the Company issued 190,000 shares subject to a stock purchase agreement and accounted for the shares at December 31, 1994, as common stock subscribed. During July 1995, 179,238 of those shares were issued to an unaffiliated corporation as consideration for the oil and gas lease subsequently assigned to FCREL. The remaining 10,762 shares were issued subject to a stock subscription agreement in the amount of $140,000, $90,000 of which had been paid by December 31, 1995.

     During 1994, pursuant to Regulation S the Company issued 12,500 shares subject to a stock purchase agreement and accounted for the shares at December 31, 1994, as common stock subscribed. During June 1995, these shares were sold for the total consideration of $24,572.

     During April 1995, pursuant to Section 4(2) the Company issued 200,000 restricted shares subject to a stock purchase agreement. In January 1996, these shares were returned to the Company and canceled.

     During April 1995, pursuant to Regulation S the Company issued 100,000 shares in subject to a stock purchase agreement. These shares were stolen during 1995 and the Company received nothing for them. Accordingly, the company recorded a reduction in paid in capital for the par value of these shares.

     During July 1995, pursuant to Section 4(2) the Company issued 3,333,333 restricted shares to Colonial Funds, Limited in exchange for 25,000 shares Class B common stock of Colonial Funds. This transaction was canceled in 1996 and the shares were issued to YPE, Inc. to comply with BDC requirements.

     During July 1995, pursuant to Section 4(2) the Company issued 10,000 restricted shares to First Colonial Funds, Ltd. in exchange for 50,000 shares Class A common stock of First Colonial Funds.

     During October 1995, pursuant to Regulation E the Company issued 10,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $200,000.

     During December 1995, pursuant to Regulation E the Company issued 60,000 shares to Colonial Funds, Ltd. subject to a stock purchase agreement in the amount of $600,000.

     During October 1995, the Company entered into agreements with two unrelated individuals to grant them options to acquire 7,500 and 75,000 shares of common stock at the price of $.001 per share. These options would have expired on October 2, 1996, however they were extended until October 2, 1998.

     During December 1993, the Company determined that a portion of the $344,900
of notes payable to related parties   (consisting of $200,000 to Robert Wang, a
shareholder of the Company, and $144,900 to the previous CHS shareholders) and the related accrued interest of $160,900, to be statute-barred under Section 337(1) of the California Code of Civil Procedure. The amounts of notes payable and related accrued interest determined to be statute-barred were $253,700 (consisting of $200,000 to Robert Wang and $53,700 to the previous CHS
shareholders) and $108,000, respectively, and   such aggregate amount of
$361,700 was recorded as a contribution to additional paid-in-capital during December 1993. During the year ended December 31, 1994 an additional $101,800 became statute-barred and was recorded as a contribution to additional paid-in capital, and during the year ended December 31, 1995, the remaining $42,389 became statute-barred and was recorded as additional paid-in capital.

Registrant's wholly-owned investee, CRI, results of operations and financial condition. CRI reported sales of $1,979,600 and $5,361,500, for the years ended December 31, 1995 and 1994, respectively, and cost of sales of $1,777,800 and $4,657,700, respectively, for the same years. Gross profit was $201,800 (10%) and $703,800 (13%) for 1995 and 1994, respectively. The decline in sales and cost of sales was attributable to the lack of available working capital to service large contracts due to the 1992 seizure of Registrant's bank by the Federal Deposit Insurance Corporation and subsequent "freeze" of the Registrant's line of credit.

Selling, general and administrative expenses for CRI was $819,300 (41% of sales) and $792,700 (15% of sales) for the years ended December 31, 1995 and 1994, respectively. The increase in these expenses is attributable to the inability of the lower sales volume to cover fixed expenses, and the write-off of prepaid commissions and customer development costs.

CRI recorded interest income of $50,000 for both years ended December 31, 1995 and 1994 for interest accrued on CRI's note receivable from the Registrant. CRI interest expense totaled $173,000 for 1995 and $137,700 for 1994. The increase was due to higher average bank borrowing plus a high rate of interest on non-bank financing.

CRI's working capital decreased by $499,900 to deficit working capital of ($350,600) at December 31, 1995 from working capital of $149,300 at December 31, 1994. This decrease was due to the CRI net loss for the year ended December 31, 1995 of ($696,400).

At December 31, 1995 CRI was in default of certain covenants contained in its bank borrowing agreement. CRI's bank borrowings are guaranteed personally by the Registrant's President, Murray W. Goldenberg, and Director, Leslie I. Handler.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements for the year ended December 31, 1995 are listed under Item 13. The financial statements for the years ended December 31, 1994 and 1993 are also listed under Item 13.

Due to the change in accounting method from cost to fair value during 1995 in connection with Registrant's election to become a BDC, the financial statements for the year ended December 31, 1995 are not comparable with the consolidated financial statements for the year ended December 31, 1994.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with accountants during the most recent two fiscal years.

     On October 26, 1995 the Registrant filed Form 8-K reporting dismissal of accountants Kellogg & Andelson and appointment of accountants Beckman Hollander & Associates.

     On November 27, 1996 the Registrant filed Form 8-K reporting dismissal of accountants Beckman Hollander & Associates and appointment of accountant J. Paul Kenote, P.C.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSON;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company as of December 31, 1995. All of the directors will serve until the next annual meeting of the shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws is also provided.

Name                   Age      Position(s)       Director Since
----                   ---      -----------       --------------
Murray W. Goldenberg   56       President,
                                Treasurer,
                                Secretary,
                                and Director   September 1, 1987

Leslie I. Handler      57       Director         August 27, 1991

Douglas A. Pearson     53       Director        October 18, 1993

David L. Mitchell      43       Director            May 24, 1996

Michael A. Sunstein    53       Director            May 24, 1996

     There are no family relationships among directors and executive officers.

Biographies of Directors and/or Officers:

     Murray W. Goldenberg - President, Treasurer, Secretary and Director - Murray W. Goldenberg has been Secretary, Treasurer and a director of the Company since September 1, 1987, and President of the Company since October 1, 1988. Mr. Goldenberg has been a financial consultant to numerous troubled companies in various industries, including the garment and heavy equipment manufacturing industries. Mr. Goldenberg has also acted as a trustee in bankruptcy. Mr. Goldenberg is a Chartered Accountant under the laws of Canada and the Province of Manitoba.

     Leslie I. Handler - Director - Leslie I. Handler has been a Director of the Company since August 27, 1991. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance Company, Los Angeles, California, the asset-based lending subsidiary of Far West Federal Bank, Portland, Oregon. Mr. Handler is an experienced senior manager with more than 30 years of experience with asset-based lending organizations. Since 1993, Mr. Handler has been a consultant to the banking industry.

     Douglas A. Pearson - Director - Douglas A. Pearson has been a Director of the Company since October 18, 1993. Since 1988, Mr. Pearson has owned and operated Massey & Co. Ltd., a Calgary, Alberta-based company whose principal activity is management. Mr. Pearson is an senior manager with 25 years experience in the banking industry in the United States.

     David L. Mitchell - Director - David L. Mitchell has been a director of the Company since May 24, 1996. Since 1974, Mr. Mitchell has owned and operated ground and air transport companies, and a speciality products company, and since 1987, Mr. Mitchell has owned and operated a real estate broker/developer/principal business.

     Michael A. Sunstein - Director - Michael A. Sunstein has been a director of the Company since May 24, 1996. From 1968 to 1976, Mr. Sunstein was employed by Kaufman and Broad Homes, Inc. where he became the President of Midwestern Operations. In 1976, Mr. Sunstein owned and operated a residential real estate development business. In 1989, Mr. Sunstein founded Tri-National Development Corporation and is currently a director and Chief Executive Officer. Tri-National is a publicly traded developer and manager of international resort related real estate projects.

Compliance with Section 16(a) of the Exchange Act:

     The Company does not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Accordingly, during the year ended December 31, 1993, no Forms 3,4, or 5 and amendments thereto were required to be furnished to the Company pursuant to Rule 16(a) - 3(e).

ITEM 10.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

Name and                       Principal
Principal                      Annual         All Other
Position                Year   Compensation   Compensation
---------               ----   -------------  -------------

Murray W. Goldenberg,   1995   $162,000
President               1994    132,500      (1)
                        1993     61,000
                        1992     54,000

Leslie I. Handler,      1995         -
Director                1994         -       (2)

(1) During the year ended December 31, 1994, Mr. Goldenberg and his family were issued 1,400,511 shares of the Company's common stock valued at $.001 per share in exchange for the issuance of their continuing personal guarantee and the hypothecation of their residence for CRI's bank line of credit.

(2) During the year ended December 31, 1994, Mr. Leslie I. Handler and his family were issued 1,400,511 shares of the Company's common stock valued at $.001 per share in exchange for the issuance of their continuing personal guarantee and the hypothecation of their residence for CRI's bank line of credit.

Compensation Arrangements:

     During the year ended December 31, 1995, Murray W. Goldenberg was compensated pursuant to a month-to-month consulting agreement. Compensation to Mr. Goldenberg pursuant to this consulting agreement will be approximately $162,000 for the year ending December 31, 1996, exclusive of any bonus that may be paid.

Board of Directors:

     Directors of the Company receive no compensation for serving as Directors of the Company. During the year ended December 31, 1995, there were no meetings of the Board of Directors; all necessary board approvals and actions were obtained by unanimous written consent. The Company had no audit, nominating or compensation or committees performing similar functions during the year ended December 31, 1995.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to a security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws.

As of December 31, 1995, the company had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 4,466,083 shares of which were issued, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. The Company's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 31, 1997. Listed below are (a) the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock so owned, by each director and by all directors and officers of the Company as a group. Each such person or entity has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.
Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                               Amount and
Name and                       Nature of         Percent of
Address of                     Beneficial        Shares of
Beneficial Owner               Ownership         Common Stock

--------------------------     ----------        ------------
Murray W. Goldenberg            107,303(1)           1.00%
President, Treasurer,
Secretary and Director
6151 W. Century Blvd #1018
Los Angeles
California 90045

Leslie I. Handler                  82,026         .77%
Director
1108 Via Zumaya
Palos Verdes Estates
California  90274

Douglas A. Pearson                  2,500         .02%
Director
#407-3420 50th Street N.W.
Calgary, Alberta
Canada T3A 2E1

All Directors and                 191,829        1.79%
Officers as a Group
(3 persons)

Sherwood Properties, Inc.          71,930         .67%
920 Cedar Lake Road Ste. M
Biloxi
Mississippi 39532

YPE, Inc.                       3,466,667       32.35%
6151 W. Century Blvd #1018
Los Angeles
California 90045

First Colonial Funds, Ltd.        133,333        1.24%
7651 Schuster
Las Vegas
Nevada 89139

(1) Includes 30,000 shares owned by Mr. Goldenberg's three adult children, as to which Mr. Goldenberg has neither voting nor investment power and disclaims beneficial ownership.


Changes in Control:

There are no contractual or other arrangements currently in effect or contemplated that may later result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During December 1993, the Company determined that a portion of the $344,900 of notes payable to related parties (consisting of $200,000 to Robert Wang, shareholder of the Company, and $144,900 to the previous CHS shareholders) and the related accrued interest of $160,900, to be statute-barred under Section 337(1) of the California Code of Civil Procedure. The amounts of notes payable and related interest determined to be statute-barred were $253,700

(consisting of $200,000 to Robert Wang and $53,700 to the previous CHS shareholders) and $108,000, respectively, and such aggregate amounts of $361,700, $101,800, and $42,389 were recorded as a contribution to additional paid-in-capital during December 1993, 1994, and 1995, respectively.


PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number   Description of Document
-------  -----------------------

3(i)(1)  Articles of Incorporation - March 25, 1985   (1)

3(i)(2)  Amendment to Articles of Incorporation-August 12, 1985 (1)

3(i)(3)  Amendment to Articles of Incorporation-September 3, 1985 (1)

3(i)(4)  Amendment to Articles of Incorporation-February 3, 1992 (1)

3(ii)    Bylaws     (1)

10.1 Lease Agreement between Airport Center Associates Limited Partnership, a Connecticut limited partnership, as Landlord, and Contemporary Resources, Inc., a California corporation, as Tenant (1)

10.2 Amendment to Lease Agreement between Airport Center Associates Limited Partnership, a Connecticut limited partnership, and Contemporary Resources,
Inc., a California corporation - July 31, 1993   (1)

10.3     Promissory Note from Contemporary Resources, Inc. to Independence Bank
- February 20, 1991     (1)

10.4 Asset Purchase Agreement among John E. Ferris, Flower Environments, Inc., a Nevada corporation, and First Colonial Ventures, Ltd., a Utah corporation - October 15, 1993 (2)

10.5 Consulting Agreement among First Colonial Ventures, Ltd., a Utah corporation, Flower Environments, Inc., a Nevada corporation, and John E. Ferris
- October 15, 1993 (2)


     (b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

          1) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, and incorporated herein by reference.

          2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, and incorporated herein by reference.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST COLONIAL VENTURES, LTD.
       (Registrant)

Date: May 2, 1997



By: /s/ Murray W. Goldenberg
    ------------------------
        Murray W. Goldenberg
        President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                      Title
---------                      -----
Date
----

May 2, 1997



/s/ Murray W. Goldenberg
------------------------
Murray W. Goldenberg, C.A.     Chairman
                               President, Treasurer,
                               Secretary and Director
                               (Chief Executive, Financial
                               and Accounting Officer)



May 2, 1997



/s/ Leslie I. Handler          Director
---------------------
Leslie I. Handler



May 2, 1997



/s/ Douglas A. Pearson         Director
----------------------
Douglas A. Pearson

                         FIRST COLONIAL VENTURES, LTD.

                         INDEX TO FINANCIAL STATEMENTS


                                                           Page
                                                         --------
                              INVESTMENT COMPANY
                              ------------------
Independent Auditor's Report                             F-3,F-4

Balance Sheet - December 31, 1995                        F-5,F-6

Statement of Operations -
  For the Year Ended December 31, 1995                     F-7

Statement of Stockholders' Equity -
  For the Year Ended December 31, 1995                     F-8

Statement of Cash Flows -
  For the Year Ended December 31, 1995                     F-9

Notes to the Financial Statements -
  December 31, 1995                                      F-10,F-25

                               OPERATING COMPANY
                               -----------------

Independent Auditor's Report                             F-27,F-28

Consolidated Balance Sheet - December 31, 1994             F-29

Consolidated Statements of Operations -
  For the Years Ended December 31, 1994 and 1993           F-30

Consolidated Statements of Stockholders' Equity (Deficit) -
  For the Years Ended December 31, 1994 and 1993           F-31

Consolidated Statements of Cash Flows -
  For the Years Ended December 31, 1994 and 1993         F-32,F-33

Notes to Consolidated Financial Statements               F-34,F-45

Independent Auditor's Report -
  RE: Supplementary Information                            F-47

Consolidating Balance Sheets - December 31, 1994           F-48

Consolidating Statements of Operations and Accumulated
  Deficit - For the Year Ended December 31, 1994           F-49

Consolidating Statements of Cash Flows -
  For the Year Ended December 31, 1994                     F-50

                                      F-1

                         FIRST COLONIAL VENTURES, LTD.

                       (A Business Development Company )



                              FINANCIAL STATEMENTS

                               December 31, 1995



                                 J. PAUL KENOTE
                       Certified Public Accountant, P.C.

                                                                  J. PAUL KENOTE
                                                                  --------------
                                               CERTIFIED PUBLIC ACCOUNTANT, P.C.
                                               1618 S.W. First Avenue, Suite 215
                                                          Portland, Oregon 97201
                                                                  (503) 241-2977
                                                              Fax (503) 224-9049
                                                          Message (503) 248-7849




                         REPORT OF INDEPENDENT AUDITOR
                         -----------------------------



To the Stockholders and the
Board of Directors of First Colonial Ventures, Ltd.
Los Angeles, California


I have audited the accompanying balance sheet of First Colonial Ventures, Ltd. (The "Company") as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Colonial Ventures, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As explained in Notes 5 and 6, the accompanying balance sheet includes investments valued at $3,255,000 (86% of total assets) whose values have been estimated by management in the absence of readily ascertainable market values. I reviewed the procedures used by management in arriving at their estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, I believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

As discussed in Notes 1 and 4, during 1995 the Company elected to be a business development company under the Investment Company Act of 1940. Accordingly, the Company changed from reporting at historical cost to a fair value basis. The 1994 consolidated financial statements are not comparable to the 1995 financial statements and, accordingly, are presented separately, together with the opinion of other accountants following the 1995 financial statements.



/s/ J. Paul Kenote, CPA, P.C.
-----------------------------
J. PAUL KENOTE, CPA, P.C.


March 26, 1997
Portland, Oregon

                         FIRST COLONIAL VENTURES, LTD.

                                 BALANCE SHEET
                                 (Page 1 of 2)
                               December 31, 1995



                                    ASSETS

Investments at fair value (cost $3,338,141) (Note 5)        $  2,505,000
Other investment at fair value (cost $754,303) (Note 6)          750,000

Cash                                                              11,061
Notes receivable from sale of common stock (Note 7)              529,212
Other receivables (Note 12)                                       11,525
                                                            ------------

TOTAL ASSETS                                                $  3,806,798
                                                            ============


                                      F-5
   The accompanying notes are an integral part of these financial statements

                         FIRST COLONIAL VENTURES, LTD.

                                 BALANCE SHEET
                                 (Page 2 of 2)
                               December 31, 1995



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Notes payable (Notes 8 & 12)                                        $    960,396
Accounts payable and accrued liabilities (Note 12)                       352,546
Management fees payable to officer (Note 12)                             109,500
Settlement payable (Note 11)                                              30,000
                                                                    ------------

Total liabilities                                                      1,452,442
                                                                    ------------

Commitments and contingencies (Notes 13 and 14)

Stockholders' Equity:

Common stock ($.001 par value; 25,000,000 shares
  authorized; 4,466,083 shares issued and outstanding (Note 9)             4,466
Preferred stock (no par value; 10,000,000 shares
  authorized; none issued nor outstanding)                                    --
Additional paid-in capital                                             7,673,752
Accumulated deficit:
  Accumulated (deficit) before becoming a BDC                         (3,508,063)
  Accumulated net investment (loss)                                     (528,355)
  Accumulated net unrealized (loss) on investments                   (1, 287,444)
                                                                    ------------

Total stockholders' equity (net asset value per share
      of $.53 at December 31, 1995)                                    2,354,356
                                                                    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  3,806,798
                                                                    ============

                                      F-6

   The accompanying notes are an integral part of these financial statements

                         FIRST COLONIAL VENTURES, LTD.

                            STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 1995




Revenues:
  Interest income                                               $  3,250
                                                                --------

Expenses:
  Salaries and consulting fees (Note 12)                         214,950
  Other general and administrative expenses                       74,336
  Legal and accounting fees                                       97,024
  Legal settlement (Note 11)                                      30,000
  Interest (Note 12)                                             114,495
                                                                --------
  Operating expenses                                             530,805
                                                                --------

Net investment (loss)                                           (527,555)
  Less income tax provision (Note 10)                               (800)
                                                                --------

Net investment (loss) after income taxes                        (528,355)

(Increase) in unrealized loss on investments                    (484,462)
                                                                --------

(Loss) before cumulative effect of a change in
   accounting principle                                       (1,012,817)
Cumulative effect on prior years of changes from
       historical cost accounting to the fair valuation
       method for investments (Note 4)                          (802,982)
                                                                --------


Net loss                                                    $ (1,815,799)
                                                            ============

Earnings per share:
   Weighted average number of shares                           2,568,792
                                                            ============

   (Loss) before cumulative effect of a change
       in accounting principle                              $       (.39)
   Cumulative effect of a change in accounting principle            (.32)
                                                            ------------

Net (loss) per share                                        $       (.71)
                                                            ============

                                      F-7
   The accompanying notes are an integral part of these financial statements

                         FIRST COLONIAL VENTURES, LTD.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                     For the year ended December 31, 1995




                                             ACCUMULATED DEFICIT
                                   ------------------------------------------

                                    Pre-BDC       Accumulated    Unrealized
                                   Accumulated    Investment     Investment
                                    Deficit          Loss           Loss
                                   ------------   ------------   ------------
Balance - January 1, 1995          $ (3,508,063)  $         --   $         --

     Net loss                                --       (528,355)    (1,287,444)
                                   ------------   ------------   ------------

Balance - December 31, 1995        $ (3,508,063)  $   (528,355)  $ (1,287,444)
                                   ============   ============   ============

                                                          COMMON STOCK AND PAID-IN CAPITAL
                                             --------------------------------------------------------
                                                         Common Stock
                                             ------------------------------------         Paid-in
                                                  Shares              Par Value           Capital
                                             ----------------    ----------------    ----------------
Balance - January 1, 1995                          11,005,000    $         11,005    $      2,278,343

     Adjustment - accounting change (Note 4)               --                  --           1,358,700

     Adjustment - stock split (Note 9)            (10,454,750)            (10,455)             10,455
                                             ----------------    ----------------    ----------------

Balance - January 1, 1995 (as restated)               550,250                 550           3,647,498

     Stock issued (Note 9)                          3,915,833               3,916           3,983,865

     Debt reclassified (Note 8)                            --                  --              42,389
                                             ----------------    ----------------    ----------------

Balance - December 31, 1995                         4,466,083    $          4,466    $      7,673,752
                                             ================    ================    ================

   The accompanying notes are an integral part of these financial statements

                         FIRST COLONIAL VENTURES, LTD.

                            STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1995

Cash flows from operating activities:
  Net investment loss                                            $    (528,355)
  Adjustments to reconcile net income to net
     cash used in operating activities:
       Cumulative effect of change in valuation of investments        (802,982)
       Decrease in value of investments                               (484,462)
       Increase in other receivables                                    (6,750)
       Increase in accounts payable and accrued expenses               232,467
                                                                 -------------

          Net cash used in operating activities                     (1,590,082)
                                                                 -------------

Cash flows from investing activities:
  Investment in qualifying assets                                   (2,505,000)
  Investment in non-qualifying asset                                  (746,247)
  Reduction in value of investments                                  1,162,691
                                                                 -------------

          Net cash used in investing activities                     (2,088,556)
                                                                 -------------

Cash flows from financing activities:
  Proceeds from borrowing                                              235,396
  Repayment of note payable                                            (20,000)
  Proceeds from issuance of common stock                             3,987,781
  Notes receivable from sale of common stock                          (529,212)
                                                                 -------------

          Net cash provided by financing activities                  3,673,965
                                                                 -------------

Net (decrease) in cash                                                  (4,673)

Cash - January 1, 1995                                                  15,734
                                                                 -------------

Cash - December 31, 1995                                         $      11,061
                                                                 =============

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                         $      39,991
                                                                 =============

                                      F-9
   The accompanying notes are an integral part of these financial statements

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------

Business History -
------------------

     First Colonial Ventures, Ltd. (FCVL or the "Company") was incorporated under the laws of the State of Utah on March 25, 1985, for the purpose of acquiring interests in various business opportunities.

     On January 10, 1995, FCVL elected to become an Investment Company pursuant to the Investment Company Act of 1940. On June 27, 1995, FCVL elected to become a "Business Development Company" (BDC), as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. The election resulted in FCVL becoming a specialized type of investment company. Consistent with this change in type of business entity, the Company changed its method of financial reporting and valuation of investments from cost to fair value.

Major Investments -
-------------------

     On May 1, 1987, the Company acquired 100% of the stock of Contemporary Resources, Inc. (CRI), a distributor of specialty and disposable items including glassware, china, flatware, toiletries, and amenity kits to the airline, hotel and cruise line industries.

     During September 1993, the Company established Flower Environments, Inc.
(FEI), a Nevada corporation, as a wholly-owned subsidiary. FEI was formed to develop and market flower display irrigation equipment. In November 1994, the Company sold substantially all of the assets of FEI and renamed the corporation First Colonial Real Estate, Ltd.

     On July 13, 1995, the Company acquired a 100% interest, consisting of an assignment of a lease, in the oil and gas rights to property located in Concho County, Texas, in exchange for common stock. The Company assigned its rights in the lease to its wholly-owned subsidiary, First Colonial Real Estate, Ltd., which intends to find a partner or otherwise raise the capital necessary to drill wells, extract and sell the natural gas located on the property.

     On August 10, 1994, the Company acquired the rights to 50% of the stock of Sherwood Properties, Inc. (Sherwood), a non-public Nevada company incorporated in February 1995. Sherwood was formed to hold 50% of the stock of a Mississippi corporation that owns, subject to a land sale contract, certain residential lots and is a joint venture partner in the construction and sale of homes on the lots.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):
---------------------------------------------------------------

Major Investments (Continued) -
-------------------------------

     In December 1994, the Company purchased the rights to 50% of the stock of Gulf Coast Hotels, Inc. (Gulf Coast), a non-public Nevada company incorporated in February 1995. Gulf Coast was formed to purchase the rights to approximately
1.4 acres in Biloxi, Mississippi, and to develop on that site a high-rise condominium hotel.

     Also in July 1995, the Company acquired 50% of the stock of First Colonial Funds, Ltd., a non-public Nevada investment adviser, and 25% of the stock of First Colonial Fund's subsidiary, Colonial Funds, Limited, a non-public Commonwealth of the Bahamas off-shore fund with investments in various companies, in an exchange of common stock. Colonial Funds was subsequently acquired by the Company's wholly owned investee, YPE, Inc.

Financial Statements -
----------------------

     The 1995 financial statements include only the accounts of FCVL because, pursuant to industry practice, wholly-owned subsidiaries which are neither small business investment companies or business development companies are not consolidated. The consolidated financial statements for 1994 and prior included the accounts of FCVL and its wholly-owned subsidiaries.


Business Development Company Considerations -
---------------------------------------------

     As a BDC, FCVL may only acquire "Qualifying Assets" unless, at the time the acquisition is made, qualifying assets represent at least 70% of the value of FCVL's total assets (the 70% test). The principal categories of qualifying assets relevant to the business of the Company are:

     (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that
(a) is organized and has its principal place of business in the United States,
(b) is not an investment company other than a Small Business Investment Company wholly-owned by the BDC, and (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit.

     (2) Securities received in exchange for or distributed with respect to securities described in (1), above, or pursuant to the exchange of options, warrants or rights relating to such securities.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):
----------------------------------------------------------------

Business Development Company Considerations (Continued) -
---------------------------------------------------------

     (3) Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act) maturing in one year or less from the time of investment.

In addition, to treating securities described in (1) and (2), above, as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities Significant Managerial Assistance. Making available significant managerial assistance means, among other things, (i) any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company, or (ii) in the case of an SBIC, making loans to a portfolio company. Managerial assistance is made available to the portfolio companies by FCVL's directors and officers who are highly experienced in providing managerial assistance to small businesses.


Investment Valuation -
----------------------

     The fair value method adopted in 1995 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments, including notes receivable and interest receivable. Fair value is the value which could reasonably be expected to be realized in a current arm's length sale. Investments are carried at fair value using the following four basic methods of valuation:

     (1) Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts, accrued interest for certain capitalized expenditures of the corporation, and other adjustments as determined to be appropriate by the Board of Directors in good faith taking into consideration such factors as available financial information of the investee, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):
----------------------------------------------------------------

Investment Valuation (Continued) -
----------------------------------

     (2) Private market - The private market method uses actual or proposed third party transactions in the investee's securities as a basis for valuation, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and well documented by the investee, and adjusted (if applicable) by the Board of Directors in good faith taking into consideration such factors as available financial information of the investee, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold.

     (3) Public market - The public market method is the preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the Company examines the trading volume, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities.

     (4) Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market in the investee's securities.

Statement of Cash Flows -
-------------------------

     Consistent with the reporting requirements of a BDC, cash and cash equivalents consist only of demand deposits in banks and cash on hand.
Financial statement account categories such as investments and notes receivable, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

Income Taxes -
--------------

     The Company is not entitled to the special treatment available to regulated investment companies and is taxed as a regular corporation for federal and state income tax purposes. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". This Statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 2 - UNCERTAINTIES:
----------------------

     The Company's continued existence is dependent upon its ability to obtain profitable operations from its investments and additional capital. During the last five years, the Company's wholly-owned subsidiaries have experienced losses from continuing operations, negative working capital and losses from discontinued operations.

     The Company's investments in Sherwood and Gulf Coast involve contracts which are in default as described in more detail in Note 5. In addition, realization of the Company's investment in its oil and gas lease is dependent upon the Company finding a partner or otherwise raising the financing necessary to drill gas wells on the property as described in more detail in Note 5, and further dependent upon those wells being productive. These investments are not liquid, they are not producing income for the Company, and they require substantial additional capital before they might be in a position to produce income. Furthermore, the Company may loose its entire investment in these assets if substantial additional capital is not obtained.

     While management anticipates that cash flow from operations will be sufficient to meet obligations and liabilities as they mature, there is no assurance that the Company will be successful in generating sufficient cash from operations to avoid depletion of its capital resources. Management is negotiating to obtain additional sources of capital needed by the Company's various investments, however there is no assurance that the Company will be successful in obtaining additional capital. The financial statements do not reflect adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classifications of liabilities that would be necessary should the Company not be able to continue in existence.


NOTE 3 - BDC REQUIREMENTS:
-------------------------

     At December 31, 1995, the Company was in not in technical compliance with
Section 55 of the Investment Company Act with respect to the 70% test as a result of its investment in Colonial Funds, Limited which is described in more detail in Note 5. The non-compliance was inadvertent and the Company has taken corrective action.

     Colonial Funds, Limited is a Commonwealth of the Bahamas corporation operating as an off-shore fund. This investment does not satisfy the requirements of a "Qualifying Asset" because Colonial Funds, Limited is not organized in the United States.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 3 - BDC REQUIREMENTS (Continued):
-------------------------------------

     During August 1996, the Company entered into a rescission agreement with Colonial Funds, Limited for the purpose of correcting the non-compliance so that the form of this investment would comply with the requirements of a qualifying asset. The Company returned the shares of Colonial Funds, Limited Class B common stock, and received and canceled the shares which it had issued for such stock. Concurrently, the Company acquired a 100% interest in YPE, Inc., a non-public Colorado corporation, in exchange for 3,333,333 shares of FCVL common stock which YPE, Inc. exchanged for 25,000 Class B common shares of Colonial Funds, Limited.

     Management believes the non-compliance with Section 55 has been corrected and is unaware of the effects, if any, which this violation may have on its BDC election. These financial statements were prepared based on the Company having a valid BDC election as of December 31, 1995, and accordingly, do not include adjustments which would be necessary should the Company not be a BDC.


NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE:
---------------------------------------

     During 1995, the Company changed from the historical cost basis of accounting to the fair value method of accounting consistent with its becoming a BDC.

     As a result of this change in accounting principle, the Company recorded a $802,982 loss to the 1995 operations representing the cumulative effect on prior years of the change in accounting. This adjustment related to the depreciation of the Company's investments in Flower Environments, Inc. and Contemporary Resources, Inc.


NOTE 5 - INVESTMENTS:
--------------------

     Investment in eligible portfolio companies included securities of and advances to six privately held companies. Five of these companies requires substantial additional capital for working capital or development purposes. The Company has representation on the board of directors of each of its privately held investee companies.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 5 - INVESTMENTS (Continued):
--------------------------------

     The following table lists the Company's qualifying investments at December 31, 1995:

                                                  Number of                 Cost
                                                   Shares                  and/or              Fair
Company                                            Owned                   Equity              Value
-------                                           ---------           ---------------     ---------------
- - - - - - - - - - - - - - - - - - - - -
Wholly-Owned Portfolio Companies:
     Contemporary Resources, Inc. -
          Common stock, appraisal method          13,700              $  715,769               $       --
     First Colonial Real Estate, Inc. -
          Common stock, appraisal method          10,000               1,630,130                1,620,000
          Advances, at cost                          n/a                 218,085                       --
     Baja Pacific International, Inc. -
          Common stock, equity method             10,000                     100                       --
     YPE, Inc. -
          Common stock, appraisal method          10,011                 885,000                  885,000
- - - - - - - - - - - - - - - - - - - - -
Controlled (50%) Portfolio Companies:
     Sherwood Properties, Inc. -
          Common stock, appraisal method          12,500                   1,919                       --
          Advances, at cost                          n/a                  73,000                       --
     Gulf Coast Hotels, Inc. -
          Common stock, equity method              1,875                 209,782                       --
          Advances, at cost                          n/a                  50,000                       --
- - - - - - - - - - - - - - - - - - - - -
Unaffiliated Public Company:
     Gerant Industries, Inc. -
          Common stock, cost method                2,500                   4,356                       --
                                                                      ----------               ----------


Investments                                                           $3,788,141               $2,505,000
                                                                      ==========               ==========

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 5 - INVESTMENT IN QUALIFYING ASSETS (Continued):
----------------------------------------------------

Contemporary Resources - Contemporary Resources had product sales of $1,985,900
----------------------
and $5,327,300 for the years ended December 31, 1995 and 1994, respectively, and operating losses of $696,435 and $169,200, respectively, for those same years. The Company has written down its investment in CRI to zero until the CRI financial condition improves.


Sherwood - Sherwood acquired a 50% interest in the capital stock of a
--------
Mississippi corporation which had purchased certain lots in a residential subdivision subject to a land sale contract, and entered a joint venture agreement to share in the profits of constructing personal residences on the home sites. The Mississippi corporation has been unable to pay certain installments required by the land sale contract, accordingly, that contract is in default. The contract provides the sellers with the option to cancel the contract should default occur. For these reasons, the Company has written down its investment in Sherwood to zero until the Sherwood financial condition improves. There is no assurance that the Mississippi corporation will be successful in raising the capital necessary to cure the default, and Sherwood may loose its investment if substantial capital is not obtained. Sherwood conducted no operations during 1995.


Gulf Coast - Gulf Coast entered into a Purchase and Sale Agreement in November
----------
1994 to acquire land for the development of a high-rise condominium hotel. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment. The seller has provided extensions to Gulf Coast, however, the agreement is in default. For these reasons, the Company has written down its investment in Gulf Coast to zero until the Gulf Coast financial condition improves. There is no assurance that Gulf Coast will be successful in raising capital, and Gulf Coast may loose its investment if substantial capital is not obtained. Gulf Coast conducted no operations during 1995.


First Colonial Real Estate - First Colonial Real Estate acquired an assignment
--------------------------
of a Texas oil and gas lease in July 1995. The underlying two year lease was dated December 1994, and was renewed, as was the assignment, for an additional two years in January 1996. Fair value of this investment was determined by the Company based upon the Statement of Reserve Values prepared by a petroleum geologist in November 1995, and after deductions for costs to open the wells and federal income taxes. Realization of this investment would require the Company to locate the capital necessary to open four wells and lay pipeline on the property. In addition, gas production from the wells and gas prices would have a significant effect upon realization of the investment. No business activity was conducted during 1995 with respect to the oil and gas lease.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 5 - INVESTMENT IN QUALIFYING ASSETS (Continued):
----------------------------------------------------

YPE, Inc. -  YPE owns 25% of Colonial Funds, Limited.  The other 75% of Colonial
--------
Funds is owned by First Colonial Funds, Ltd. The Company also owns 50% of First Colonial Funds, Ltd., therefore directly and indirectly, the Company has a 62.5% interest in Colonial Funds, Limited. Colonial Funds, Limited is an off-shore fund with investments in securities stated at value and comprising approximately 90% of its total assets. The following table from the audited financial statements of Colonial Funds, Limited lists its investment in securities at December 31, 1995:

                                                   Number of             Cost
                                                    Shares              and/or                Fair
          Security                                  Owned               Equity                Value
          --------                                -----------         -----------           ---------

          First Colonial Ventures, Ltd.           4,343,999           $ 5,510,236         $ 8,542,794
          Baja Pacific International, Inc.        1,648,300                16,483              16,483
          Banyon Corporation                      1,714,286             6,000,000           6,000,000
          Brain Tech, Inc.                          950,000               180,000             180,000
          Brooks Resources, Inc.                     10,000                 3,434               3,600
                                                                      -----------         -----------

                                                                      $11,710,153         $14,742,877
                                                                      ===========         ===========

     The preceding table represents that a substantial portion of the cost and fair value of investments held by Colonial Funds, Limited at December 31, 1995 was based upon shares of the Company (First Colonial Ventures, Ltd.).

     The Company valued its investment in YPE, Inc. as of December 31, 1995, based upon a review of the subsequent bid prices for FCVL and Banyon common shares. Consequently, the Company adjusted the total value of Colonial Fund's investments, as shown in the table above, downward to $9,942,000 for purposes of the valuation of its investment in YPE, Inc. Also see Note 6, following.


NOTE 6 - OTHER INVESTMENT:
-------------------------

     In July 1995, the Company acquired a 50% interest in First Colonial Funds, Ltd., a Nevada investment advisor. First Colonial Funds, Ltd. owns 75% of the common stock of Colonial Funds, Limited. Accordingly, through its investments in YPE, Inc. and First Colonial Funds, Ltd., the Company indirectly owns 62.5% of Colonial Funds, Limited.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 6 - OTHER INVESTMENT (Continued):
-------------------------------------

     The following table lists the Company's investment in non-qualifying assets at December 31, 1995:

                                                  Number of           Cost
                                                   Shares             and/or              Fair
     Investment                                    Owned              Equity              Value
     ----------                                   ---------      ----------------    --------------

     First Colonial Funds, Ltd. -
          Common stock, appraisal method          50,000         $    750,000        $    750,000
          Advances, at cost                          n/a                4,304                  --
                                                                 ------------        ------------

     Other investment                                            $    754,304        $    750,000
                                                                 ============        ============

The Company valued its investment in First Colonial Funds, Ltd. as of December 31, 1995, based entirely on First Colonial Funds, Ltd. holdings in Colonial Funds, Limited, after appropriate discounts.


NOTE 7 - NOTES RECEIVABLE FROM SALE OF COMMON STOCK:
---------------------------------------------------

     Notes receivable from sale of the Company's common stock included the following amounts at December 31, 1995:

     Colonial Funds, Limited - note dated 12/13/95
     -----------------------
     in the original amount of $600,000, payable on or
     before 12/14/99, with interest at 6.5% per annum,
     and secured by 60,000 shares of FCVL stock                       479,212

     Note receivable - loan dated 5/1/95 in the original
     ---------------
     amount of $140,000, due upon demand, with  no
     interest, and secured by 10,750 shares of FCVL stock              50,000
                                                                 ------------


     Total notes receivable from sale of stock                   $    529,212
                                                                 ============

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 8 - NOTES PAYABLE:
----------------------

     The Company was not required to pay certain notes payable issued in connection with the 1988 acquisition of Contemporary Health Systems, Inc.
During December 1993, the balance of these notes and accrued interest totaled $505,889. At that time the Company determined that collection of a portion of the total amount was statute-barred under Section 337(1) of the California Code of Civil Procedure, and reclassified that portion, $361,700, to paid-in capital. During 1994, an additional $101,800 became statute-barred and was reclassified to paid-in capital, and during 1995, the remaining $42,389 was reclassified to paid-in capital.


     Notes payable at December 31, 1995, included the following amounts:

     Contemporary Resources, Inc. - loans and
     ----------------------------
     advances made to the Company by CRI, due
     upon demand, with interest at 10% per annum                 $    500,000

     Convertible Debenture - loan made by private
     ---------------------
     investor, due upon demand, with interest at
     15%, convertible at the option of the note
     holder                                                           210,000

     Investor Loan - loan made by private
     -------------
     investor, due upon demand, with interest
     at 2% over Bank of America prime rate                            250,396
                                                                 ------------

     Total notes payable                                         $    960,396
                                                                 ============


NOTE 9 - COMMON STOCK:
---------------------

     On January 4, 1996, the Company effected a 1 for 20 reverse stock split. All disclosures in the accompanying financial statements and footnotes pertaining to shares of common stock have been restated to reflect the January 4, 1996 stock split.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 9 - CAPITAL STOCK (Continued):
----------------------------------


     The following transactions involving shares of the Company's common stock occurred during the year ended December 31, 1995:

     During 1994, pursuant to Regulation S the Company issued 190,000 shares subject to a stock subscription agreement and accounted for the shares at December 31, 1994, as common stock subscribed. During July 1995, 179,238 of those shares were issued to an unaffiliated corporation as consideration for the oil and gas lease assignment described in Note 6. The remaining 10,762 shares were issued subject to a stock subscription agreement in the amount of $140,000, $90,000 of which had been paid by December 31, 1995.

     During 1994, pursuant to Regulation S the Company issued 12,500 shares subject to a stock subscription agreement and accounted for the shares at December 31, 1994, as common stock subscribed. During June 1995, these shares were sold for the total consideration of $24,572.

     During April 1995, pursuant to Section 4(2) the Company issued 200,000 restricted shares subject to a stock subscription agreement. In January 1996, these shares were returned to the Company and canceled.

     During April 1995, pursuant to Regulation S the Company issued 100,000 shares in subject to a stock subscription agreement. These shares were stolen during 1995 and the Company received nothing for them. Accordingly, the Company recorded a reduction in paid in capital for the par value of these shares.

     During July 1995, pursuant to Section 4(2) the Company issued 3,333,333 restricted shares to Colonial Funds, Limited in exchange for 25,000 shares Class B common stock of Colonial Funds.

     During July 1995, pursuant to Section 4(2) the Company issued 10,000 restricted shares to First Colonial Funds, Ltd. in exchange for 50,000 shares Class A common stock of First Colonial Funds.

     During October 1995, pursuant to Regulation E the Company issued 10,000 shares to Colonial Funds, Limited subject to a stock subscription agreement in the amount of $200,000.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 9 - CAPITAL STOCK (Continued):
----------------------------------

     During December 1995, pursuant to Regulation E the Company issued 60,000 shares to Colonial Funds, Ltd. subject to a stock subscription agreement in the amount of $600,000.

     During October 1995, the Company entered into agreements with two unrelated individuals to grant them options to acquire 7,500 and 75,000 shares of common stock at the price of $.001 per share. These options would have expired on October 2, 1996, however they were extended until October 2, 1998.


NOTE 10 - INCOME TAXES:
-----------------------

     The Company files consolidated tax returns with its wholly-owned investments. The Company's 1987 acquisition of Contemporary Resources, Inc., was a reverse purchase with CRI acquiring the assets of FCVL in accordance with APB Opinion No. 16 "Business Combinations". Accordingly, the consolidated tax returns are filed in the name of CRI.

     During 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The significant components of the net deferred tax assets as of December 31, 1995 are as follows:

     Net operating loss carryforward      $   738,900
     Unrealized investment losses             360,500
     Valuation allowance                   (1,099,400)
                                          -----------

     Net deferred tax assets              $        --
                                          ===========

     SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1995, the Company has established a valuation allowance against net deferred tax assets of $1,099,400.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 10 - INCOME TAXES (Continued):
----------------------------------

     As of December 31, 1994, the Company has available for federal income tax reporting purposes net operating losses of approximately $2,173,000. These net operating losses expire in the years 1998 through 2009.

     The Company has not yet filed its 1995 consolidated income tax returns. The Company did not realized losses during 1995, and does not expect to owe any income taxes with the filing of the 1995 returns. The tax provision for the year ended December 31, 1995, represents California's minimum tax.


NOTE 11 - LITIGATION:
--------------------

     During 1992, the Company entered into an agreement to sell its wholly-owned subsidiary, Contemporary Resources, Inc. The acquiring company filed a voluntary petition in U. S. Bankruptcy Court seeking reorganization under Chapter 11, and while in bankruptcy filed a civil complaint on August 26, 1994, against the Company and its president. On February 22, 1995, the bankruptcy court dismissed the complaint with prejudice, but without prejudice as to their right to file a new action in a court other than the bankruptcy court. On March 1, 1996, a new complaint was filed, however prior to trial, the matter was settled on June 26, 1996, at a cost of $30,000 to the Company. The cost of this settlement was included in expense for the year ended December 31, 1995.


NOTE 12 - RELATED PARTY TRANSACTIONS:
-------------------------------------

     The Company pays a monthly management fee of $13,500 to its president pursuant to a month-to-month consulting agreement. At December 31, 1995, accrued management fees payable under the agreement was $109,500.

     The Company has a note payable to its wholly-owned investee, Contemporary Resources, Inc. in the amount of $500,000. At December 31, 1995, accrued interest payable on the note to CRI was $187,504.

     The Company had two outstanding stock purchase agreements with Colonial Funds, Limited as described in Note 9. At December 31, 1995, notes receivable from Colonial Funds, Limited were $479,212. Also at December 31, 1995, other receivables included $3,250 accrued interest on these notes receivable.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 12 - RELATED PARTY TRANSACTIONS (Continued):
------------------------------------------------

     At December 31, 1995, advances totaling $8,275 owing from a director of the Company were included in other receivables.

     At December 31, 1995, Colonial Funds, Limited owned a substantial number of shares of the Company as further described in Note 5. The values for Colonial Funds, Limited and First Colonial Funds, Ltd. at December 31, 1995, were based, in substantial part, upon the investments of Colonial Funds, Limited and these investments included the Company's own common stock.


NOTE 13 - COMMITMENTS:
---------------------

     The Company guarantees the asset-based bank line of credit for Contemporary Resources, Inc. At December 31, 1995, a total of $702,351 was borrowed by Contemporary from the bank. It is the opinion of management that the assets of CRI pledged under the line of credit, principally inventories and receivables, are sufficient to repay the amount outstanding.


NOTE 14 - CONCENTRATIONS OF CREDIT RISK:
---------------------------------------

     The Company and its subsidiaries place their cash in financial institutions and, at times, cash held in checking accounts may be in excess of the FDIC insurance limit.


NOTE 15 - SUBSEQUENT EVENTS:
---------------------------

     As described in Note 9, the Company effected a 1 for 20 reverse stock split on January 4, 1996.

     As also described in Note 9, a stock subscription agreement dated April 1995, for the sale of 200,000 shares of common stock was terminated. During January 1996, the shares were returned to the Company and canceled.

                         FIRST COLONIAL VENTURES, LTD.

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 15 - SUBSEQUENT EVENTS (Continued):
---------------------------------------

     As described in Note 11, on June 26, 1996, the Company settled its litigation in connection with the failed 1992 sale of Contemporary Resources, Inc.

     In September, 1996, the Company formed its wholly-owned investee, First Colonial Studios, Inc., which acquired all of the tangible and intangible operating assets and certain liabilities of Acclaim Studios, LLC, in exchange for 180,000 shares of FCVL common stock. Acclaim operated a full service post production facility located in Studio City, California. Under the purchase agreement, the First Colonial Studios, Inc. also acquired employment agreements and non-competition agreements with Acclaim's senior management.


NOTE 16 - BUSINESS SEGMENT INFORMATION:
--------------------------------------

     FCVL's portfolio investments include only one operating company, Contemporary Resources Inc. (CRI). CRI operates in one reportable segment, distribution of table top items to major airlines, and various amenities to hotels and cruise lines.

                         FIRST COLONIAL VENTURES, LTD.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 AND 1993

KELLOGG & ANDELSON
Accountancy Corporation



Board of Directors and Stockholders
First Colonial Ventures, Ltd. and Subsidiaries
Los Angeles, California


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of First Colonial Ventures, Ltd. and Subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of First Colonial Ventures, Ltd. and Subsidiaries as of December 31, 1994 and the results of their operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
California Society of Certified Public Accountants
C.P.A. Asociates Offices in Principal Cities
14724 Ventura Blvd Second Floor, Sherman Oaks, California 91403
Phone (818) 971-5100   Fax (818) 971-5155

Also, as discussed in Note C, during 1992 the Company entered into an agreement to sell its subsidiary, Contemporary Resources, Inc., in exchange for a 49% interest in the acquiring company. The acquiring company and its parent company were to fulfill certain commitments prior to December 31, 1992, otherwise the original agreement would be rescinded. The Company believes that the acquiring company and its parent company did not fulfill their commitments, and that the agreement was automatically rescinded. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly should it be ultimately determined that the agreement was not rescinded and therefore that Contemporary Resources, Inc. was sold in 1992 and its operations should not be included in the consolidated financial statements of First Colonial Ventures, ltd. as of December 31, 1994 and 1993.



/S/ Kellogg & Andelson
----------------------
February 3, 1995, except for Note C,
     as to which the date is February 22, 1995

                         FIRST COLONIAL VENTURES, LTD.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1994

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $   14,600
  Accounts receivable, less allowance of $47,300                         693,100
  Inventories (Note A)                                                   727,200
  Current portion of long-term note receivable (Note D)                   20,000
  Other receivables (Note E)                                             158,400
  Prepaid expenses and other current assets                              165,400
                                                                      ----------
         Total current assets                                          1,778,700

NOTE RECEIVABLE, net of current portion (Note D)                         181,800

INVESTMENTS (Notes F and K)                                              233,000

PROPERTY AND EQUIPMENT, net (Note G)                                     113,300

OTHER ASSETS:
  Deferred financing costs, less amortization of $2,540 (Note A)          76,200
  Other assets                                                             7,800
                                                                      ----------
                                                                      $2,390,800
                                                                      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note H)                      $   642,500
  Current portion of loans payable - bank (Note I)                        978,000
  Notes payable - related parties (Note B)                                 26,800
  Current portion of note payable - other (Note J)                        250,200
                                                                      -----------

         Total current liabilities                                      1,897,500

LOAN PAYABLE - BANK, net of current portion (Note I)                      491,000

NOTES PAYABLE - OTHER, net of current portion (Note J)                     18,600

COMMITMENTS (Note N)                                                            -
                                                                      -----------

         Total liabilities                                              2,407,100
                                                                      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value, 500,000,000 shares authorized;
  11,005,000 shares issued and outstanding (Note K)                        10,900
  Preferred stock, no par value, 10,000,000 shares authorized;
  no shares issued and outstanding                                              -
  Additional paid-in-capital (Note B)                                   3,533,500
  Accumulated deficit                                                  (3,560,700)
                                                                      -----------


    Total stockholders' (deficit)                                        (16,300)
                                                                      -----------

                                                                       $2,390,800
                                                                       ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         FIRST COLONIAL VENTURES, LTD.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                              1994           1993
                                                          ------------   ------------

REVENUES                                                   $5,361,500     $8,285,900

COST OF SALES                                               4,657,700      7,094,000
                                                           ----------     ----------

   Gross profit                                               703,800      1,191,000
                                                           ----------     ----------

OPERATING EXPENSES:
  Selling expenses                                            240,500        317,400
  General and administrative expenses                         839,400        729,500
                                                           ----------     ----------

   Total operating expenses                                 1,079,900      1,046,900
                                                           ----------     ----------

(LOSS) INCOME FROM OPERATIONS                                (376,100)       145,000

OTHER INCOME (EXPENSE):
  Interest expense                                           (158,900)      (176,000)
                                                           ----------     ----------

(LOSS) BEFORE INCOME TAX PROVISION                           (535,000)       (31,000)

INCOME TAX (BENEFIT) REVISION (Note M)                         (8,400)         2,400
                                                           ----------     ----------

(LOSS) BEFORE DISCOUNTED OPERATION
 AND EXTRAORDINARY ITEM                                      (526,600)       (33,400)

DISCOUNTED OPERATIONS (Note P):
  Net loss from operations, net of income tax                (126,900)       (17,200)
  Loss on disposal, net of income tax                         (10,200)             0
                                                           ----------     ----------

NET (LOSS) FROM DISCONTINUED OPERATIONS                      (137,100)       (17,200)
                                                           ----------     ----------

(LOSS) BEFORE EXTRAORDINARY ITEM                             (663,700)       (50,600)

EXTRAORDINARY GAIN FROM EXTINGUISHMENT
 OF DEBT, net of income tax (Note I)                          384,000              -
                                                           ----------     ----------

NET (LOSS)                                                 $ (279,700)    $  (50,600)
                                                           ==========     ==========

(LOSS) PER SHARE:
  Continuing operations                                    $     (.06)    $     (.01)
  Discontinued operations                                        (.01)             -
  Extraordinary item                                              .04              -
                                                           ----------     ----------

  Net (loss) per share                                     $     (.03)    $     (.01)
                                                           ==========     ==========

Weighted average number of common shares outstanding        9,013,000      4,847,800
                                                           ----------     ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         FIRST COLONIAL VENTURES, LTD.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                    Common  Stock        Additional                      Total
                                             ------------------------     Paid-In      Accumulated     Stockholder
                                                 Shares        Amount     Capital       Deficit        Deficiency
                                             -------------    -------    -----------   ------------    -----------
Balance, December 31, 1992                       4,847,800    $ 4,800    $ 3,073,600   $ (3,230,400)   $  (152,000)

Capital contributions resulting from
a portion of certain related party
 debt becoming statute-barred (Note B)                  -          -         361,700             -         361,700

Net loss for the year
 ended December 31, 1993                                -          -              -         (50,600)       (50,600)
                                                ----------    -------    -----------    -----------    -----------

Balance, December 31, 1993                       4,847,800      4,800      3,435,300     (3,281,000)       159,100

Common stock issuance for personal
guarantees of bank loan                          1,032,200      1,000         (1,000)            -             -

Common stock issuance as consideration
 to complete FEI's acquisition in 1993             130,000        100             -              -             100

Common stock issuance for personal
 guarantees of bank loan                         1,768,800      1,800         (1,800)            -             -

Common stock issuance in exchange
 for delivery to a third party of the
 Company's shares of common stock                  840,000        800           (800)            -             -


Common stock issuance for fees
 and bonuses                                       210,000        200             -              -             200

Common stock issuance for
 investment in another company                   1,918,000      1,900             -              -           1,900

Common stock issuance as payment for
 various fees in investment acquisition            258,100        300             -              -             300

Subscribed common stock                          4,050,000      4,100             -              -           4,100

Common stock
 subscription receivable                        (4,050,000)    (4,100)            -              -          (4,100)

Capital contributions resulting from
 a portion of certain related party
 debt becoming statute-barred (Note B)                  -          -         101,800             -         101,800

Net loss for the year
 ended December 31, 1994                                -          -              -        (279,700)      (279,700)
                                                ----------    -------    -----------   ------------    -----------

Balance, December 31, 1994                      11,005,000    $10,900     $3,533,500   $ (3,560,700)   $   (16,300)
                                                ----------    -------    -----------   ------------    -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         FIRST COLONIAL VENTURES, LTD.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993



                                                                          1994          1993
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                          $  (279,700)   $   (50,600)
  Adjustments to reconcile net (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                            84,300         37,900
  Loss on sale of discontinued operations                                  10,200             -
  Extraordinary gain on debt settlement                                  (384,000)            -
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivables                           406,000       (408,100)
    Decrease in inventories                                                55,900         87,100
    (Increase) decrease in other receivables                             (248,900)        78,800
    (Increase) in prepaid expenses and other current assets               (65,800)        (5,600)
    (Increase) in other assets                                            (24,100)      (101,200)
    (Decrease) increase in accounts payable and accrued expenses         (334,400)      (684,300)
                                                                      -----------    -----------

Net cash provided by (used in) operating activities                      (780,500)       322,600
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (42,700)      (104,300)
  Pre-opening costs incurred - Flower Environments, Inc.                       -         (91,500)
  Flower Environments, Inc.'s asset purchase agreement                          -        (10,000)
  Proceeds from sale of discontinued operations                            25,000             -
                                                                      -----------    -----------

  Net cash (used in) investing activities                                 (17,700)      (205,800)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                   2,433,600            -
  Proceeds from loans payable - bank
  Payments on loans payable - bank                                     (2,336,400)           -
  Payments on note payable - other                                         (7,000)           -
  Proceeds from issuance of common stock                                      600            -
  (Increase) decrease in deferred financing costs                         (78,500)        13,000
  Proceeds from note payable - other                                      245,000         28,500
  Net borrowing under line of credit agreement                                  -        143,600
                                                                      -----------    -----------

  Net cash provided by financing activities                               257,300        185,100
                                                                      -----------    -----------

NET (DECREASE) INCREASE
  IN CASH AND CASH EQUIVALENTS                                           (540,900)       301,900

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       555,500        253,600
                                                                      -----------    -----------

  End of year                                                         $    14,600    $   555,500
                                                                      -----------    -----------



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         FIRST COLONIAL VENTURES, LTD.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION




                                      1994      1993
                                    --------   -------

CASH PAID DURING THE YEAR FOR:
     Interest                       $ 48,500   $   200
     Income taxes                         --    18,100

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In December 1993, FCVL had note payable and accrued interest to related parties totaling $505,800. For the years ended December 31, 1994 and 1993, the Company determined that $101,800 and $361,700, respectively, of the debt had become statue-barred, and has been reclassified to additional paid-in-capital (see Note
B).

In November 1994, the Company sold substantially all of the net assets of flower Environments, Inc. (FEI) amounting to $177,400. As consideration, the Company received a non-interest bearing note receivable of $150,000 (recorded at a present value of future cash flows of $92,200), a short-term receivable of $50,000, cash of $25,000 and recognized a loss on sale of discontinued operations of $10,200.

During 1994, the Company acquired approximately 50% stock ownership of two separate companies. In connection with the acquisition of these companies, the Company reversed other receivables of $231,100 and issued 1,918,000 shares of common stock (see Notes F and K).

Also during 1994, the Company reclassified certain accounts receivable of $109,600 to notes receivable from two of its customers (see Note D).


DISCLOSURES OF ACCOUNTING POLICY:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         FIRST COLONIAL VENTURES, LTD
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ---------------------------------------------------------

Operations
----------

First Colonial Ventures, Ltd. (FCVL or "Company") was incorporated under the laws of the State of Utah on March 25, 1985 to acquire interests in various business opportunities.

On May 1, 1987, FCVL acquired 100% of the stock of Contemporary Resources, Inc.
(CRI) in a stock purchase transaction. CRI is engaged in the distribution of table top items to the airline industry and various amenities to the hotel and cruise line industries.

During September 1993, FCVL created a new wholly-owned subsidiary entitled Flower Environments, Inc. (FEI), a Nevada corporation, to develop and market flower display irrigation equipment. In November 1994, the Company sold substantially all of the net assets of FEI (see Note P).


Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of First Colonial Ventures, Ltd. and its wholly-owned subsidiaries, Contemporary Resources, Inc. and Flower Environments, Inc. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used when the company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. Investments that account for less than 20% interest in other companies are stated at cost, which approximates fair value as of December 31, 1994.


Inventories
-----------

Inventories are recorded at the lower of cost (moving average) or market on a first-in, first-out basis. At December 31, 1994 the inventories were comprised entirely of CRI finished goods.


Property and Equipment
----------------------

Property and equipment is stated at cost and depreciated by straight-line and accelerated methods over the estimated useful lives of the assets.

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ---------------------------------------------------------
         CONTINUED
         ---------

Other Assets
------------

Deferred financing costs consists of bank and legal fees incurred in obtaining a revolving line of credit with a bank. These costs are being amortized on a straight-line basis over a sixty month period.

Concentration of Credit Risk
----------------------------

Financial investments which potentially expose the Company to a concentration of credit risk, as defined by Statement of financial Standards No. 105, consist primarily of cash and accounts and note receivable. The Company places its cash with high credit quality institutions. At times such investment may be in excess of the FDIC insurance limit. Concentration of credit risk with respect to trade receivables are limited. Generally, the Company does not require collateral or other security to support customer receivables. Management continually monitors the financial condition of these companies to reduce the risk of loss.

Income Taxes
------------

In calendar year 1993, the company adopted Statement of financial Accounting Standard No. 109, "Accounting for Income Taxes". SFAS 109 requires a Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

NOTE B - CONTINGENCY
         -----------

During December 1993, the Company determined that a portion of FCVL's notes payable to related parties which totaled $344,900, and the related accrued interest of $160,900, to be statute-barred under Section 337(1) of the California Code of Civil Procedure. The amounts of notes payable and accrued interest determined to be statute-barred for the years ended December 31, 1994 and 1993 were $101,800 and $361,700, respectively. These amounts were reclassified to additional paid-in capital. As of December 31, 1994, outstanding notes payable to related parties was $26,800 and related accrued interest was $15,600.

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE C - UNCERTAINTY
         -----------

The Company's continued existence is dependent upon its ability to obtain profitable operations on a consolidated basis. During the last five years, the company has experienced losses from continuing operations, negative working capital and substantial losses from discontinued operations on a consolidated basis. Management is currently negotiating to obtain additional sources of financing and capital.

While management anticipates that cash flow from operations will be sufficient to meet obligations and liabilities as they mature, there is no assurance that the company will be successful in generating cash from operations to avoid depletion of its capital resources. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classifications of liabilities that might be necessary should the Company not be able to continue in existence.

Also during 1992 the company entered into an agreement to sell its subsidiary, CRI, in exchange for a 49% interest in the acquiring company. The acquiring company and its parent company were to fulfill certain commitments prior to December 31, 1992, otherwise the original agreement would be rescinded. The Company believes that the acquiring company and its parent company did not fulfill their commitments, and that the agreement was automatically rescinded. On August 26, 1994 the acquiring company filed suit against the Company and its president. The adversary proceeding in the bankruptcy court was dismissed with prejudice on February 22, 1995 and without prejudice as to their right to file a new action in a court other than the bankruptcy court. In the event that the acquiring company should bring the matter in another court and prevail, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should it be ultimately determined that the agreement was not rescinded and therefore that CRI was sold in 1992 and its operations should not be included in the consolidated financial statements of FCVL as of December 31, 1994 and 1993.


NOTE D - NOTE RECEIVABLE
         ---------------

A summary of notes receivable is as follows:

     Notes receivable                                              $   201,800
     Amounts due within one year                                        20,000
                                                                   -----------

                                                                   $   181,800
                                                                   ===========

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D - NOTE RECEIVABLE - CONTINUED
         ---------------------------

The notes receivable include three notes ($92,200, $83,600 and $26,000). The final maturities of the notes are November 2003, July 2001 and November 2000, respectively, with interest rates of 13% (imputed), 9.06% (imputed) and 8%, respectively.

The first note was part of the consideration received by the Company on the sale of the net assets of FEI, the Company received a non-interest bearing note of $150,000. The note was recorded at the present value of the future cash flows, utilizing an imputed interest rate of 13%, which equates to $92,200. The note is payable to the Company in annual installments of $20,000 to commence on November 1, 1995 continuing each year for 7 years with a final installment of $10,000 on November 1, 2003. The note is secured by all of the assets sold by the Company.


NOTE E - OTHER RECEIVABLES
         -----------------

As of December 31, 1994, other receivables include $123,000 of advances to an unrelated party for prospective real estate acquisitions.


NOTE F - INVESTMENTS
         -----------

     As of December 31, 1994, investments which are all accounted for on the equity method consisted of the following:

     During August 1994, the Company acquired 50% of Sherwood
     Properties, Inc. (Sherwood), a company incorporated after
     December 31, 1994, in return for 1,918,141 shares of
     restricted common stock of the Company.  Sherwood had no
     operations during the year ended December 31, 1994.           $     1,900

     During December 1994, the Company acquired 50% investment
     in Gulf Coast Hotels, Inc.  As of December 31, 1994, the
     amount of investment represents the Company's share in the net assets of Gulf Coast which consisted only of land for
     future hotel site.  Gulf Coast had no operations during
     the year ended December 31, 1994.                                 231,100
                                                                   -----------

                                                                   $   233,000
                                                                   ===========

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE G - PROPERTY AND EQUIPMENT
         ----------------------

As of December 31, 1994, property and equipment consisted of:

                                                  Depreciable
                                                    Life in
                                                     Years
                                                  -----------

     Computer equipment           $   147,400         5
     Furniture and fixtures            67,600         7
     Vehicle                           32,500         5
     Leasehold improvements             9,700        31.5
                                  -----------

     Total                        $   257,200

     Accumulated depreciation         143,900
                                  -----------

                                  $   113,300
                                  ===========

     Depreciation expense for the years ended December 31, 1994 and 1993 was $84,300 and $37,900, respectively.



NOTE H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         -------------------------------------

As of December 31, 1994 accounts payable and accrued expenses consisted of:

     Accounts payable - trade                          $  493,100
     Accrued legal and accounting                         110,800
     Accrued interest                                      15,600
     Accrued management fee                                15,500
     Income taxes payable                                   7,500
                                                       ----------

                                                       $  642,500
                                                       ==========

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE I - LOANS PAYABLE - BANK
         --------------------

As of December 31, 1994, loans payable - bank consisted of the following:

     Line of credit up to $1,400,000, secured by assets
     of the Company and personal assets of the president
     and a stockholder, interest rate as of December 31,
     1994 was 13.25%, maturing October 28, 1995.                   $   978,000

     Promissory note payable, unsecured, interest rate
     of 10.5% to commence on April 28, 1995, principal
      and interest due on October 28, 1997.                            491,000
                                                                   -----------

                                                                     1,469,000
          Less current portion                                         978,000
                                                                   -----------

          Long-term portion                                        $   491,000
                                                                   -----------

During 1994, the Company settled its loan payable of $1,491,400 principal and accrued interest of $383,600 to a bank that was seized by the FDIC on January 31, 1992. The Company paid $1,000,000 (the cash obtained out of the line of credit with another bank), issued a promissory note of $491,000 and recognized an extraordinary gain on debt settlement of $384,000. Income tax expense of approximately $166,300 was not incurred in this transaction due to the net loss incurred for 1994 and the carryforward of prior years' net operating losses.


NOTE J - NOTES PAYABLE - OTHER
         ---------------------

As of December 31, 1994, notes payable - other consisted of the following:

     Promissory note dated May 6, 1994, unsecured,
     interest at 10%, matured on November 6, 1994.  The
     Company subsequently paid-off the loan in January
     1995.                                                         $    20,000

     Promissory note dated April 29, 1994, secured by
     assets of the Company, interest payable monthly at
     a bank's prime rate (8.5% as of December 31, 1994)
     plus 2% commencing May 1, 1994.  Principal and
     unpaid interest was due on October 1, 1994.  As of
     the date of this report, the note is still outstanding.           225,000

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE J - NOTES PAYABLE - OTHER - CONTINUED
         ---------------------------------

     Vehicle installment contract payable dated December
     31, 1993, secured by vehicle financed, interest at
     9.25%, monthly installments of principal and
     interest of $600, maturing December 1998.                          23,800
                                                                   -----------

                                                                       268,800
          Less current portion                                         250,200
                                                                   -----------

          Long-term portion                                        $    18,600
                                                                   ===========



NOTE K - STOCKHOLDERS' EQUITY
         --------------------

During the year ended December 31, 1994, the company issued the following shares of restricted common stock:

     During February 1994, the Company issued an aggregate of 1,032,200 shares, consisting of 516,100 shares to the president and 516,100 to a director in exchange for their continuing personal guarantees of CRI's previous bank line of credit.

     During August 1994, the Company issued an aggregate of 130,000 shares to certain unrelated individuals as consideration to complete the purchase of certain assets and patents related to FEI, and for finder's fees related to the FEI transaction.

     During August 1994, the Company issued an aggregate of 1,768,800 shares, consisting of 884,400 shares to the president and his wife, and 884,400 shares to a director and his wife, in exchange for personal guarantees of CRI's new bank line of credit.

     During August 1994, the Company issued an aggregate of 840,000 shares, consisting of 600,000 shares to the president's children, and 240,000 shares to a director, in exchange for the delivery to a third party of 120,000 shares and 80,000 shares of restricted common stock provided by the president's children and the director, respectively.

     During August 1994, the Company issued an aggregate of 210,000 shares as fees and bonuses, consisting of 50,000 shares to a director, 110,000 shares to the Company's attorneys and 50,000 shares to an individual.

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE K - STOCKHOLDERS' EQUITY - CONTINUED
         --------------------------------


     During December 1994, the Company issued 1,918,141 shares to an unaffiliated company for the acquisition of a 50% interest in another company. Also, the Company issued 258,100 shares as payment for various fees associated with this acquisition. (see Note F).

     During January and July 1994, the Company issued 4,050,000 shares of common stock into two escrow accounts pursuant to stock subscription agreements. The common stock is to be released on a pro rate basis from the escrow account upon the payment to the Company of $4,750,000, which is net of commissions and allowable expenses. Since the Company had not received any consideration as of December 31, 1994, the 4,050,000 shares of common stock subscription receivable at the par value of $0.001 per share, and are shown as a reduction to stockholder's equity (deficit).


On October 3, 1994, the Company entered into agreements with two unrelated individuals to sell them options to acquire 150,000 and 1,500,000 shares of common stock at a price of $.001 per share. Because the Company's stock had not traded, no cost was attributed to these options which are exercisable at any time before October 2, 1996.


NOTE L - RELATED PARTY TRANSACTIONS
         --------------------------

The Company pays a monthly management fee of $1,500 to its president. For the years ended December 31, 1994 and 1993 total management fee included in general and administrative expenses amounted to $18,000 for both years. As of December 31, 1994 accrued management fee was $15,500.

Also, during the year ended December 31, 1994, the president was compensated pursuant to a month-to-month consulting agreement. Compensation to the president pursuant to this consulting agreement will be approximately $165,000 for the year ending December 31, 1995, exclusive of any bonus that may be paid.

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE M - INCOME TAXES
         ------------

The components of income tax (benefit) provision are as follows:

                            1994        1993
                         ----------  ----------
      Current:

            Federal      $  (10,800) $       --
            State             2,400       2,400

      Deferred                   --          --
                         ----------  ----------

                         $  ( 8,400) $    2,400
                         ==========  ==========

As of December 31, 1994, the components of deferred tax assets and deferred tax asset valuation allowances are as follows:

     Deferred tax assets:
          Bad debts                                                $    20,481
          Depreciation                                                 (33,978)
          Contributions carryover                                         (441)
          Net operating loss carryforward                            1,097,231
          State income taxes                                            37,507
                                                                   -----------

          Total deferred tax assets                                  1,120,800

          Less:  Valuation allowance                                (1,120,000)

                                                                   $        --
                                                                   ===========


The actual provision for income tax differs from the expected tax provision (benefit), computed by applying the Federal corporate tax rate of 34% to loss before income taxes, as follows:

     Expected statutory tax benefit                                $   (98,532)
     State income tax, net of federal tax effect                         1,584
     Increase in deferred tax asset valuation allowance                122,342
     Reversing timing differences                                      (33,794)
                                                                   -----------

     Actual income tax benefit                                     $    (8,400)
                                                                   ===========

FCVL files consolidated tax return with CRI and FEI. The consolidated group has federal and state net operating loss carryforwards of approximately $2,847,100 and $1,293,700, respectively, available through December 21, 2009 and 2000, respectively.

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE N -  COMMITMENTS
          -----------

          Operating Lease
          ---------------

During 1993, CRI re-negotiated its operating lease for office space which expires in July 2001. The net rental payments are currently $2,700, with scheduled increases to reach a maximum of $6,800 per month during the term of the lease. The Company also leases office equipment under operating leases.
The office rental expense charged to operations for the years ended December 31, 1994 and 1993 was $35,000 and $32,000, respectively.

The minimum future rental payments under the above lease as of December 31, 1994 are as follows:

1995                                                               $    35,900
1996                                                                    40,600
1997                                                                    49,600
1998                                                                    62,300
1999 and thereafter                                                    198,700
                                                                   -----------

                                                                   $   378,100
                                                                   ===========


          Letter of Intent to Acquire Assets
          ----------------------------------

The company entered into a letter of intent (Letter of Intent) dated November 28, 1994 to acquire the net assets of a certain company. The Letter of Intent includes a purchase price of $25,000 and 600,000 shares of common stock, employment agreement to hire the president of the seller for 2 years at an annual salary of $40,000 and a covenant not to compete. The purchase is pending certain requirements including the seller's review of the Company's December 31, 1994 financial statements.



NOTE O - BUSINESS SEGMENT INFORMATION
         ----------------------------

         Major Customers
         ---------------

CRI operates in one reportable segment, distribution of table top items to major airlines, and various amenities to hotels and cruise lines. CRI grants credit to these companies, principally based in the Unites States. The following information relates to customers accounting for 10% or more of CRI's revenues.

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE O - BUSINESS SEGMENT INFORMATION - CONTINUED
         ----------------------------------------


         Major Customers - Continued
         ---------------------------
                                                            Sales percentage
                                                           -------------------
                                                             1994       1993
                                                             ----       ----

         Customer A                                            25 %       54 %
         Customer B                                            10         11
         Customer C                                            --         14
                                                              ---        ---
                                                               35 %       79 %
                                                              ===        ===

As of December 31, 1994, accounts receivable from the above customers amounted to $470,700, $134,668 and $0, respectively.


         Major Vendors
         -------------

The following information relates to vendors accounting for 10% or more of CRI's purchases.

                                                           Purchases percentage
                                                           --------------------
                                                             1994       1993
                                                             ----       ----
         Vendor A                                              37 %       35 %
         Vendor B                                              12         --
         Vednor C                                              13         --
         Vendor D                                              --         11
                                                              ---        ---
                                                               62 %       46 %
                                                              ===        ===

As of December 31, 1994, accounts payable to the above vendor amounted to $12,600, $85,700, $0, respectively.


NOTE P -  DISCONTINUED OPERATIONS
          -----------------------

In November 1994, the Company sold substantially all of the net assets of Flower Environments, Inc. (FEI) amounting to $177,400. As consideration, the Company received a non-interest bearing note receivable of $150,000 (recorded at a present value of future cash flows of $92,200), a short-term receivable of $50,000, cash of $25,000 and recognized a loss on sales of discontinued operations of $10,200. Income tax benefit of approximately $4,400 was not

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE P -  DISCONTINUED OPERATIONS - CONTINUED
          -----------------------------------

recognized in this transaction due to the net loss incurred for 1994 and carryforward of prior years' net operating losses. The result of FEI's operations have been reported separately as a component or discontinued operations in the consolidated statements of operations. Prior year consolidated financial statements have been restated to present FEI as a discontinued operation. Summarized results of FEI's operations are as follows:


                                          1994          1993
                                       ----------   ----------

Revenues                               $  118,600   $   10,200

Cost of sales                              91,500        9,700
                                       ----------   ----------

Gross profit                               27,100          500
                                       ----------   ----------

Operating expenses:
  Selling expenses                         61,000          500
   General and administrative              91,700       16,400
                                       ----------   ----------

Total operating expense                   153,200       16,900
                                       ----------   ----------

Loss from discontinued operations
 before income tax provision             (126,100)     (16,400)

Provision for income taxes                    800          800
                                       ----------   ----------

Loss from discontinued
 operations                              (126,900)     (17,200)

Loss on sale of FEI assets                (10,200)          --
                                       ----------   ----------

Total loss related to
 discontinued FEI                      $ (137,100)  $  (17,700)
                                       ==========   ==========


                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION

                               DECEMBER 31, 1994

KELLOGG & ANDELSON
ACCOUNTANCY CORPORATION



Board of Directors
First Colonial Ventures, Ltd. and Subsidiaries
Los Angeles, California



                         Independent Auditor's Report


Re:    Supplementary Information as of December 31, 1994


Our examinations were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying supplementary information has been subjected to the auditing procedures applied in the examination of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relating to the basic financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuring that the Company and its subsidiaries will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered recurring losses from operations and has working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainly.



/S/ Kellogg & Andelson
----------------------
February 3, 1995



MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
C.P.A. ASOCIATES OFFICES IN PRINCIPAL CITIES
14724 VENTURA BLVD SECOND FLOOR, SHERMAN OAKS, CALIFORNIA 91403
PHONE (818) 971-5100   FAX (818) 971-5155

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                         CONSOLIDATING BALANCE SHEETS

                               DECEMBER 31, 1994

                                    ASSETS

                                                     First
                                                    Colonial   Contemporary     Flowers
                                                    Ventures    Resources,    Environment
                                                      Ltd.         Inc.           Inc.       Eliminations   Consolidated
                                                    --------   ------------   -----------   -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 15,700   $     (1,700)  $       600   $          -    $     14,600
  Accounts receivable - net                               -         693,100            -               -         693,100
  Inventories                                             -         727,200            -               -         727,200
  Current portion of long-term note receivable            -          12,000         8,000              -          20,000
  Other receivables                                  134,100         24,300            -               -         158,400
  Prepaid expenses and other current assets            2,200        163,200            -               -         165,400
                                                    --------   ------------   -----------   -------------   ------------

         Total current assets                        152,000      1,618,100         8,600              -       1,778,700

NOTE RECEIVABLE, net of current portion                   -          97,600        84,200              -         181,800

INTERCOMPANY RECEIVABLE                              424,300      1,432,900            -       (1,857,200)            -

INVESTMENTS                                          243,100             -             -          (10,100)       233,000

PROPERTY AND EQUIPMENT - net                              -          87,900        25,400              -         133,300

OTHER ASSETS:
  Pre-opening costs                                       -              -             -               -              -
  Deferred financing costs - net                          -          76,200            -               -          76,200
  Other assets                                            -           5,800         2,000              -           7,800
                                                    --------   ------------   -----------   -------------   ------------
                                                    $819,400   $  3,318,500   $   120,200   $  (1,867,300)  $  2,390,800
                                                    --------   ------------   -----------   -------------   ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES:
  Accounts payable and accrued expenses        $     137,600   $    490,800   $    13,200   $         900   $    642,500
  Current portion of loans payable bank                   -         980,000            -               -         978,000
  Notes payable - related parties                     26,800             -             -               -          26,800
  Current portion of note payable other              245,000             -         52,000              -         250,200
                                               -------------   ------------   -----------   -------------   ------------

         Total current liabilities                   409,400      1,468,800        18,400             900      1,897,500

LOANS PAYABLE - BANK,
  net of current portion                                  -         491,000            -               -         491,000
NOTE PAYABLE - OTHER,
  net of current portion                                  -              -         18,600              -          18,600
INTERCOMPANY PAYABLE                               1,628,800             -        227,400      (1,856,200)            -
                                               -------------   ------------   -----------   -------------   ------------

         Total liabilities                         2,038,200      1,959,800       264,400      (1,855,300)     2,407,100
                                               -------------   ------------   -----------   -------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock                                         5,500         40,000        10,000         (44,600)        10,900
  Additional paid-in-capital                       2,281,300      1,209,800           100          42,300      3,533,500
  Accumulated deficit                             (3,505,600)       108,900      (154,300)         (9,700)    (3,560,700)
                                               -------------   ------------   -----------   -------------   ------------
         Total stockholders's equity
         deficiency                            $     819,400     $3,318,500   $   120,200    $  1,867,300    $ 2,390,800
                                               -------------   ------------   -----------   -------------   ------------

                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

        CONSOLIDATING STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                     FOR THE YEAR ENDED DECEMBER 31, 1994

                                              First
                                             Colonial          Contemporary     Flowers
                                             Ventures           Resources,    Environment
                                               Ltd.                Inc.           Inc.       Eliminations   Consolidated
                                             ---------------   ------------   -----------   -------------   ------------
REVENUES                                     $            -    $  5,361,500   $   118,600   $    (118,600)  $  5,361,500


COST OF SALES                                             -       4,657,700        91,600         (91,500)     4,657,700
                                             ---------------   ------------   -----------   -------------   ------------

     Gross profit                                         -         703,800        27,100         (27,100)       703,800
                                             ---------------   ------------   -----------   -------------   ------------

OPERATING EXPENSES:
  Selling expenses                                        -         240,500        61,500         (61,500)       240,500
  General and administrative expenses                286,000        552,200        91,800         (90,600)       839,400
                                             ---------------   ------------   -----------   -------------   ------------

       Total operating expenses                      286,000        792,700       153,300        (152,100)     1,079,900
                                             ---------------   ------------   -----------   -------------   ------------

INCOME (LOSS) FROM OPERATIONS                       (286,000)       (88,900)     (126,200)        125,000       (376,100)

RELATED PARTY INTEREST INCOME                             -          50,000            -          (50,000)            -

INTEREST (EXPENSE) INCOME                            (65,600)      (143,300)          100          49,900       (158,900)
                                             ---------------   ------------   -----------   -------------   ------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                    (351,600)      (182,200)     (126,100)        125,000       (376,000)

         Income tax (benefit) provision                3,800        (13,000)          800              -          (8,400)
                                             ---------------   ------------   -----------   -------------   ------------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS                             (355,400)      (169,200)     (126,900)        124,900       (526,600)
                                             ---------------   ------------   -----------   -------------   ------------

DISCONTINUED OPERATION:
  Net loss from operations                                -              -             -         (126,900)      (126,900)
  Loss on disposal                                        -              -       (10,200)              -         (10.200)
                                             ---------------   ------------   -----------   -------------   ------------

         Net (loss) from discontinued
         operation                                        -              -        (10,200)       (126,900)      (137,100)
                                             ---------------   ------------   -----------   -------------   ------------

NET (LOSS) BEFORE
  EXTRAORDINARY ITEM                                (355,400)      (169,200)     (137,100)         (2,000)      (663,700)

EXTRAORDINARY GAIN FROM
  EXTINGUISHMENT OF DEBT                                  -         384,000            -               -         384,000
                                             ---------------   ------------   -----------   -------------   ------------

NET (LOSS) INCOME                                   (355,400)       214,800      (137,100)         (2,000)      (279,700)

ACCUMULATED DEFICIT
  -December 31, 1993                              (3,150,200)      (105,900)      (17,200)         (7,700)    (3,281,000)
                                             ---------------   ------------   -----------   -------------   ------------

ACCUMULATED DEFICIT
  -December 31, 1994                         $    (3,505,600)  $    108,900   $  (154,300)  $      (9,700)  $ (3,560,700)
                                             ---------------   ------------   -----------   -------------   ------------



                         FIRST COLONIAL VENTURES, LTD.
                               AND SUBSIDIARIES

                    CONSOLIDATING STATEMENTS OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1994

                                                     First
                                                   Colonial     Contemporary       Flower
                                                   Ventures       Resources     Environment
                                                     Ltd.           Inc.            Inc.       Eliminations   Consolidated
                                                  -----------   -------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $  (355,400)  $     212,800   $   (137,100)  $         -    $   (279,700)
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                           -           74,800          9,500             -          84,300
   Loss on sale of discontinued operations                 -               -          10,200             -          10,200
   Extraordinary gain on debt settlement                   -         (384,000)            -              -        (384,000)
   Changes in assets and liabilities:
   Decrease in accounts receivable                         -          401,700          4,300             -         406,000
   Decrease (increase) in inventories                      -           87,300        (31,400)            -          55,900
   (Increase) in other receivables                   (155,100)        (93,800)            -              -        (248,900)
   (Increase) in prepaid expenses
   and other current assets                            (2,200)        (63,600)            -              -         (65,800)
   (Increase) in other assets                              -           (1,500)       (22,600)            -         (24,100)
   Increase (decrease) in accounts
    payable and accrued expenses                       38,900        (348,900)       (24,400)            -        (344,400)
   Increase (decrease) in intercompany
    payable                                          (241,400)       (414,700)       173,300             -              -
                                                  -----------   -------------   ------------   ------------   ------------

  Net cash (used in) operating activities            (233,400)       (529,900)       (18,200)            -        (780,500)
                                                  -----------   -------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     -          (39,800)        (2,900)            -         (42,700)
  Proceeds from sales of discontinued
  operation                                                -               -          25,000             -          25,000
                                                  -----------   -------------   ------------   ------------   ------------

  Net cash (used in) provided by investing
  activities                                               -          (39,800)        22,100             -         (17,700)
                                                  -----------   -------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable - bank                       -        2,433,600             -              -       2,433,600
  Payments on loans payable - bank                         -       (2,336,400)            -              -      (2,336,400)
  Payments on note payable - other                         -               -          (7,000)            -          (7,000)
  (Increase) in deferred financing costs                   -          (78,500)            -              -         (78,500)
  Proceeds from note payable - other                  245,000              -              -              -         245,000
  Proceeds from issuance of common stock                  600              -              -              -             600
                                                  -----------   -------------   ------------   ------------   ------------

  Net cash provided by (used in)
   financing activities                               245,000          18,700         (7,000)            -        (257,300)
                                                  -----------     -----------      ---------    -----------   ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 13,200        (551,000)        (3,100)            -        (540,900)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                     2,500         549,300          3,700             -         555,500
                                                  -----------   -------------   ------------   ------------   ------------

  End of year                                     $    15,700   $      (1,700)  $        600   $         -    $     14,600
                                                  -----------   -------------   ------------   ------------   ------------

                                     F-50