Form 10KSB
period 1996-12-31
FIRST COLONIAL VENTURES LTD
filed 1997-10-29
CIK 769882

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended: DECEMBER 31, 1996

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For transition period from           to


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10 KSB: / /

Issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 1997, was $14,777,000, based on the average bid and ask prices during the quarter ended March 1997.

The issuer had 10,716,182 shares of common stock outstanding as of July 31, 1997.

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

The bank with which CRI had its credit line agreement was seized by the FDIC on January 31, 1992. At the time of the seizure, CRI had an outstanding balance of $1,491,000 which was $491,000 over its $1,000,000 credit limit, although the bank had approved the extended credit and CRI was in the process of obtaining an increase in the line of credit. Subsequent to the seizure, the FDIC ceased issuing advances to CRI under the credit line.

The FDIC refusal to issue credit line advances to CRI for inventory and receivables, coupled with the inability of CRI to find suitable replacement financing until October 1994, ultimately caused a cash flow shortage leading to CRI being unable to fulfill certain large contracts and unable to accept certain large orders. The result was a decline in CRI gross revenues from $8,269,800 in 1993 to $5,327,200 in 1994, $1,979,600 in 1995, and $1,036,600 for 1996. CRI
lost substantially all of its airline business during this decline. CRI's remaining business was substantially hotel related.

Final settlement was reached between CRI and the FDIC in early 1996 whereby the balance owed was agreed to be $541,300 and whereby the FDIC agreed to accept CRI's March 1996 payment of $54,000 in full settlement of the debt. Accordingly, CRI recorded a gain of $487,300 during 1996 for settlement of the debt.

In July 1997, CRI entered into an asset sale agreement with one of its major vendors for the sale of the CRI hotel buisness. The buyer is familiar with the CRI product line and with CRI customers. Under the agreement, the buyer is required to: (1) use remaining CRI inventories, at cost, to fulfill orders from former CRI customers, and (2) pay a royalty to CRI for sales to former CRI customers which were recorded as backlog as of the closing and for sales to new customers brought to the buyer by CRI.

CRI will continue in the amenity and specialty product business, but is barred from competing with the buyer for hotel business.

CRI has an asset-based line of credit which had a balance due of $585,400 as of the closing. The credit line is guaranteed by the Registrant, Murray W. Goldenberg, President of the Registrant, and Leslie I. Handler, a director of the Registrant. CRI believes that proceeds from collection of its accounts receivable, liquidatation of non-hotel inventory, and payments from the buyer for inventory and royalties will be sufficient to pay the line of credit.

On October 15, 1993, the Registrant and its then newly-formed, wholly-owned subsidiary, Flower Environments, Inc., a Nevada corporation ("FEI"), entered into an Asset Purchase Agreement to acquire certain assets that it intended to utilize to commence the operation of a flower display irrigation equipment business. The agreement provided for the payment of $10,000 and the issuance of 50,000 shares of the Registrant's restricted stock to the seller.
In conjunction with the Asset Purchase Agreement, the Registrant also entered into a Consulting agreement with the prior owner of the assets purchased. The Consulting agreement was to expire in April 1995, and provided for base compensation for the years ending December 31, 1994 and 1995 of $84,000 and $32,000, respectively. The consulting agreement was terminated July 25, 1994.

FEI operated the buisness however projections were never realized and losses were incurred. Therefore, under an asset sale agreement the business was subsequently sold in November 1994 for a short-term receivable of $50,000, cash of $25,000, and a non-interest bearing note of $150,000 which was recorded at present value of future cash flows of $92,200. The buyer resold the business assets to a foreign purchaser during 1995. At December 31, 1995, the short-term receivable had not been paid and the note was in default. Both amounts were still unpaid at December 31, 1996. The foreign buyer has not paid the original buyer because certain international patents which were a part of the sale have not yet been obtained. The original buyer has not paid FEI because the foreign buyer is withholding payment. Although FEI expects to receive payment during 1997, the Registrant has written down its investment in FEI to zero because the receivables are delinquent.

On July 13, 1995, the Registrant acquired a 100% interest, consisting of an assignment of a lease, in the oil and gas rights to property located in Concho County, Texas, in exchange for common stock. The Registrant assigned its rights in the lease to FEI which intends to find a partner or otherwise raise the capital necessary to drill wells, extract and sell the oil and natural gas located on the property. No business activity was conducted during 1996 or 1995 with respect to the oil and gas lease.

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

The Mississippi corporation has been unable to raise the cash necessary to pay certain 1995 installments required by the land sale contract, accordingly, that contract is in default. The contract provides the sellers with the option to cancel the contract should default occur. The sellers have indicated a willingness to continue to work with the Mississippi corporation and have not taken any steps to cancel the contract. The Registrant has written down its investment in Sherwood to zero until the Sherwood financial condition improves and the land sale contract is no longer in default. Sherwood conducted no operations during 1996 or 1995.

In December 1994 the Registrant acquired a 50% interest in Gulf Coast Hotels, Inc. ("Gulf Coast") in exchange for common stock. Gulf Coast has a contract to acquire 1.435 acres of waterfront real estate in Biloxi, Mississippi for the purpose of constructing a commercial high rise hotel and condominium. The property has 250 feet of frontage along the Gulf of Mexico. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment, and although the seller has provided extensions, the contract was in default at December 31, 1995 and continues to be in default. For these reasons, the Registrant has written down its investment in Gulf Coast to zero until the Gulf Coast financial condition improves. Gulf Coast conducted no operations during 1996 or 1995.

Also in July 1995, the Registrant acquired 50% of the stock of First Colonial Funds, Ltd., a non-public Nevada business development company, and 25% of the stock of First Colonial Fund's subsidiary, Colonial Funds, Limited, a non-public Commonwealth of the Bahamas off-shore fund with investments in various companies, in an exchange of common stock. During 1996, the Colonial Funds, Limited stock was acquired by the Registrant's wholly-owned investee, YPE, Inc, to conform with BDC requirements. Due to its 50% ownership of First Colonial Funds, Ltd., which owns 75% of Colonial Funds, Limited, and its 100% ownership of YPE, Inc., which owns 25% of Colonial Funds, Limited, the Registrant controls 62.5% of Colonial Funds, Limited. The most significant asset owned by both First Colonial Funds, Ltd. and Colonial Funds, Limited, at December 31, 1996 and 1995, was shares of the Registrant.

During 1996 the Registrant decided to discontinue its relationship with First Colonial Funds, Ltd. which had also acted as manager for Colonial Funds, Limited. Although final agreement has not been reached, in June 1997 First Colonial Funds, Ltd. relinquished its shares in Colonial Funds, Limited in exchange for the First Colonial Funds, Ltd. shares held by the Registrant. Accordingly, YPE, Inc. became 100% owner of Colonial Funds, Limited.

During March 1996, in exchange for 400,000 shares of its common stock the Registrant acquired a 10% interest in a non-public Florida corporation, And In Justice For All, Inc., which operates a nation-wide membership organization providing its members with access to attorney services at discounted rates.

During 1997, the Registrant agreed to increase its investment in And In Justice For All, Inc. to a total of 15%. The agreement required the Registrant to issue an additional 515,235 shares of its common stock and required And In Justice For All, Inc. to assume the Registrant's convertible debenture payable of $210,000 plus accrued interest of approximately $55,000. The agreement further provides that And In Justice For All, Inc. has the option to reacquire the additional 5% interest from the Registrant for a fixed price of $266,666 at any time prior to July 31, 1999.

During August 1996, in exchange for shares of its common stock equal to $350,000 the Registrant acquired a one-third interest in a non-public California corporation, TND/Medical International, Inc., which owns and operates, subject to a third-party management agreement, a magnetic resonance imaging center located in San Diego, California. At December 31, 1996, $220,000 of the purchase price was unpaid.

On September 1, 1996 , the Registrant reached an agreement in principal with members of Acclaim Stuidos, LLC, a California limited liability company, for the acquisition of certain assets and liabilities of Acclaim in exchange for 180,000 shares of the Registrant's unregistered common stock which shares have not yet been issued. During November 1996, the Registrant formed a non-public, wholly-owned Nevada corporation, First Colonial Studios, Inc., dba Acclaim, ("Acclaim") which acquired certain assets and liabilities consisting of substantially all of the operations of Acclaim Studios, LLC, operating in Studio City, California, in the business of video production and post production.

During May 1997, in exchange for 1,000,000 shares of its common stock, the Registrant acquired all of the outstanding common stock of Dryden Energy, Inc., a Utah corporation ("Dryden"), which was a wholly-owned subsidiary of a non-public Texas corporation, Pilares Oil & Gas, Inc., ("Pilares"). Dryden owns an assignment of six oil, gas and mineral leases pertaining to properties located in Coleman County, Texas. The acquisition agreement requires Pilares to reopen the six capped natural gas wells on the property, drill ten new wells, and operate the project. The six capped wells have been reopened and are operating. The Registrant has issued approximately 190,000 shares and under the agreement.

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

At December 31, 1995, the Registrant may not have compied with Section 55 of the Investment Company Act with respect to the 70% test as a result of its investment in Colonial Funds, Limited. Any non-compliance was inadvertent and the Registrant took corrective action by transferring the investment to YPE, Inc., Registrant's wholly-owned investee.

Colonial Funds, Limited is a Commonwealth of the Bahamas corporation operating as an off-shore fund. This investment does not satisfy the requirements of a "Qualifying Asset" because Colonial Funds, Limited is not organized in the United States.

During August 1996, the Registrant entered into a recision agreement with Colonial Funds, Limited for the purpose of correcting the non-compliance so that the form of this investment would comply with the requirements of a qualifying asset. The Registrant returned the shares of Colonial Funds, Limited Class B common stock and received and canceled the shares which it had issued for such stock. Concurrently, the Registrant acquired a 100% interest in YPE,Inc., a non-public Nevada corporation, in exchange for 3,333,333 shares of FCVL common stock which YPE, Inc. exchanged for 25,000 Class B common shares of Colonial Funds, Limited.

Registrant believes any non-compliance with Section 55 has been corrected.

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

OIL AND GAS INTERESTS

Through its wholly-owned investee, FCREL, the Registrant owns an interest in exploratory oil and gas property in Concho County, Texas, which is currently inactive, and operating oil and gas property located in Coleman County, Texas.

RESIDENTIAL REAL ESTATE SUBDIVISION

Through its 50% owned investee, Sherwood, the Registrant owns an interest in a residential sub division consisting of raw land sub divided into lots located near Biloxi, Mississippi.

These lots are available for sale and, in conjunction with a joint venture agreement, the design and construction of custom homes on the lots are also available.

Through December 31, 1996, no lots were sold and no homes were constructed on the property.


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

For information regarding the Company's dispute with Gerant Industries, Inc., see "ITEM 1. DESCRIPTION OF BUSINESS - Transactions with Turbo, Inc."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the years ended December 31, 1996 or 1995.


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

The following table sets forth bid and ask prices during the quarter for the Registrant's common stock for the quarters ending December 31, 1996:

Common Stock                            Bid            Ask
                                     ---------      ---------

January to March, 1996                  1 7/8          3
April to June, 1995                     2 7/8          3 1/4
July to September, 1995                 1 3/8          2
October to December, 1995                 1/2          3

The following table sets forth high and low sales prices during the quarter for the Registrant's common stock for the quarters ending December 31, 1995:

                                        High           Low
Common Stock                           Price          Price
                                     ---------      ---------

January to March, 1995                  5 3/4          1
April to June, 1995                     3                3/4
July to September, 1995                 4              1 3/8
October to December, 1995               4                1/4

(b) Holders:

                               Approximate Number
                                of Record Holders
  Title of Class             (as of March 31, 1997)
  --------------             ----------------------

  Common Stock,
  $.001 Par Value                     750
  ---------------

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



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(a) Plan of Operation

    Not Applicable

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Although significant management assistance is rendered to various investees, the Registrant does not charge management fees until an investee is operating according to plan.

Investment expenses for the years ended December 31, 1996 and 1995 were $ 316,000 and $531,600, respectively. These expenses were high in 1995 due to the Gerant litigation and settlement recorded in 1995, and 1995 interest accrued on the CRI note which was paid off in 1996.

The Registrant's net investment loss after taxes was $ 316,800 and $528,400 for the years ended December 31, 1996 and 1995.

In addition, unrealized losses on investments in the amounts of $3,000 and $484,462 for the years ended December 31, 1996 and 1995, respectively, were recorded in connection with the valuations of the Registrant's investments in FEI, Gulf Coast, Sherwood, Baja Pacific, and Gerant.

Also, for the year ended December 31, 1995 a loss of $802,982 was recorded for the cumulative effect on prior years of changing from the historical cost to fair value method of accounting for investments. This was a one-time adjustment pertaining primarily to CRI.

Financial Condition - December 31, 1996 and 1995. The Registrant's qualifying investments at fair value totaled $3,522,000 and $3,147,900 at December 31, 1996 and 1995. The increase in qualifying investments was substantially due to the acquisitions of Acclaim, And In Justice For All, and TND/Medical of $941,200, offset by the decrease in YPE of $881,600.

The Registrant's non-qualifying investment at fair value in First Colonial Funds, Ltd. was zero at December 31, 1996 and $750,000 at December 31, 1995.

Notes receivable from the sale of common stock were $1,691,600 and $529,200 at December 31, 1996 and 1995, respectively.

Liabilities totaled $1,894,500 and $2,095,400 at December 31, 1996 and 1995, respectively. The decrease was substantially due to the payoff of the CRI note payable of $500,000 offset by additional debt pertaining to the acquisition of TND/Medical of $220,000.

Registrant had substantial working capital deficits at both December 31, 1996 and 1995.

The following transactions involving shares of Registrant's common stock occurred during the years ended December 31, 1996 and 1995:

    On January 4, 1996, the Registrant effected a 1 for 20 reverse stock split. All disclosures pertaining to shares of common stock have been restated to reflect the January 4, 1996 stock split.

    During 1994, pursuant to Regulation S the Registrant issued 190,000 shares subject to a stock purchase agreement and accounted for the shares at December 31, 1994, as common stock subscribed. During July 1995, 179,238 of those shares were issued to an unaffiliated corporation as consideration for the oil and gas lease subsequently assigned to FCREL. The remaining 10,762 shares were issued subject to a stock subscription agreement in the amount of $140,000 which was paid during 1995 and 1996.

    During 1994, pursuant to Regulation S the Registrant issued 12,500 shares subject to a stock purchase agreement and accounted for the shares at December 31, 1994, as common stock subscribed. During June 1995, these shares were sold for the total consideration of $24,572.

    During April 1995, pursuant to Section 4(2) the Registrant issued 200,000 restricted shares subject to a stock purchase agreement. In January 1996, these shares were returned to the Company and canceled.

    During April 1995, pursuant to Regulation S the Registrant issued 100,000 shares in subject to a stock purchase agreement. These shares were stolen during 1995 and the Registrant received nothing for them. Accordingly, the Registrant recorded a reduction in paid in capital for the par value of these shares.

    During July 1995, pursuant to Section 4(2) the Registrant issued 3,333,333 restricted shares to Colonial Funds, Limited in exchange for 25,000 shares Class B common stock of Colonial Funds. This transaction was canceled in 1996 and the shares were issued to YPE, Inc. to comply with BDC requirements.

    During July 1995, pursuant to Section 4(2) the Registrant issued 10,000 restricted shares to First Colonial Funds, Ltd. in exchange for 50,000 shares Class A common stock of First Colonial Funds.

    During October 1995, pursuant to Regulation E the Registrant issued 10,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $200,000.

    During December 1995, pursuant to Regulation E the Registrant issued 60,000 shares to Colonial Funds, Ltd. subject to a stock purchase agreement in the amount of $600,000.

    During October 1994, the Registrant entered into agreements with two unrelated individuals to grant them options to acquire 7,500 and 75,000 shares of common stock at the price of $.001 per share. These options would have expired on October 2, 1996, however they were extended until October 2, 1998.

    During February 1996, pursuant to Regulation E the Registrant issued 3,200,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $2,400,000.

    During February 1996, pursuant to Regulation E the Registrant issued 2,100,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $2,100,000.

    During December 1993, the Registrant determined that a portion of the $344,900 of notes payable to related parties (consisting of $200,000 to Robert Wang, a shareholder of the Registrant, and $144,900 to the previous CHS shareholders) and the related accrued interest of $160,900, to be statute-barred under Section 337(1) of the California Code of Civil Procedure. The amounts of notes payable and related accrued interest determined to be statute-barred were $253,700 (consisting of $200,000 to Robert Wang and $53,700 to the previous CHS shareholders) and $108,000, respectively, and such aggregate amount of $361,700 was recorded as a contribution to additional paid-in-capital during December 1993. During the year ended December 31, 1994 an additional $101,800 became statute-barred and was recorded as a contribution to additional paid-in capital, and during the year ended December 31, 1995, the remaining $42,389 became statute-barred and was recorded as additional paid-in capital.

    Registrant's wholly-owned investee, CRI, results of operations and financial condition. CRI reported sales of $1,036,600 and $1,979,600, for the years ended December 31, 1996 and 1995, respectively, and cost of sales of $842,500 and $1,777,800, respectively, for the same years. Gross profit was $194,100 (19%) and $201,800 (11%) 1996 and 1995, respectively. The decline in sales and cost of sales was attributable to the lack of available working capital to service large contracts due to the 1992 seizure of Registrant's bank by the Federal Deposit Insurance Corporation and subsequent "freeze" of the Registrant's line of credit.

    Selling, general and administrative expenses for CRI was $478,200 (46% of sales) and $819,300 (41% of sales) for the years ended December 31, 1996 and 1995, respectively. The increase in these expenses is attributable to the inability of the lower sales volume to cover fixed expenses.

    CRI recorded net income of $112,600 for 1996 due to a gain of $487,300 pertaining to the settlement of debt owed to its former bank which had been seized by the FDIC.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements for the years ended December 31, 1996 and 1995 are listed under Item 13.


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

    On May 1, 1997 the Registrant filed Form 8-K reporting acquisition of First Colonial Studios, Inc.

                                       PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSON;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company as of December 31, 1996. All of the directors will serve until the next annual meeting of the shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws is also provided.

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


ITEM 10.  EXECUTIVE COMPENSATION

                              Summary Compensation Table

Name and                       Principal
Principal                      Annual         All Other
Position                Year   Compensation   Compensation
---------               ----   ------------   ------------

Murray W. Goldenberg,   1996   $165,000
President               1995    162,000
                        1994    132,500       (1)
                        1993     61,000
                        1992     54,000

Leslie I. Handler,      1996       -
Director                1995       -
                        1994       -          (2)

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

Compensation Arrangements:

    During the year ended December 31, 1996, Murray W. Goldenberg was compensated pursuant to a month-to-month consulting agreement. Compensation to Mr. Goldenberg pursuant to this consulting agreement will be approximately $165,000 for the year ending December 31, 1997, exclusive of any bonus that may be paid.

Board of Directors:

    Directors of the Company receive no compensation for serving as Directors of the Company. During the year ended December 31, 1996, there were no meetings of the Board of Directors. All necessary board approvals and actions were obtained by unanimous written consent. The Directors met on May 28, 1997. The Company had no audit, nominating or compensation or committees performing similar functions during the year ended December 31, 1996.


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

As of December 31, 1995, the company had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 10,716,182 shares of which were issued, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. The Company's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.

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

                                 Amount and
Name and                         Nature of         Percent of
Address of                       Beneficial        Shares of
Beneficial Owner                 Ownership         Common Stock

--------------------------       -----------       ------------

Murray W. Goldenberg               107,303(1)          1.00%
President, Treasurer,
Secretary and Director
6151 W. Century Blvd #1018
Los Angeles
California 90045

Leslie I. Handler                   82,026              .77%
Director
1108 Via Zumaya
Palos Verdes Estates
California 90274

Douglas A. Pearson                   2,500              .02%
Director
#407-3420 50th Street N.W.
Calgary, Alberta
Canada T3A 2E1

All Directors and                  191,829             1.79%
Officers as a Group
(3 persons)

Sherwood Properties, Inc.           71,930              .67%
920 Cedar Lake Road Ste. M
Biloxi
Mississippi 39532

YPE, Inc.                        3,466,667            32.35%
6151 W. Century Blvd #1018
Los Angeles
California 90045

First Colonial Funds, Ltd.         133,333             1.24%
7651 Schuster
Los Vegas
Nevada 89139

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

3(i)(2)  Amendment to Articles of Incorporation-August 12,1985 (1)

3(i)(3) Amendment to Articles of Incorporation-September 3,1985(1) 3(i)(4) Amendment to Articles of Incorporation-February 3,1992(1)

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

21      Subsidiaries of the registrant

    (b)  Reports on Form 8-K:

         1) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, and incorporated herein by reference.

         2) Filed October 26, 1995, for change in accountants dismissing Kellog & Andelson and appointing Beckman Hollander & Associates.

         3)  Filed February 21, 1996, to amend the 8-K filed on October 26,
1995.

         4) Filed May 1, 1997, for acquisition of specific assets and liabilities comprising substantially all of the operations of Acclaim Studios, LLC, a California limited liability company, by Registrant's non-public, wholly-owned investee, First Colonial Studios, Inc., a Nevada corporation.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST COLONIAL VENTURES, LTD.
        (Registrant)

Date: September 5, 1997



By: /s/ Murray W. Goldenberg
    ------------------------
        Murray W. Goldenberg
        President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                      Title
---------                      -----
Date
----

September 5, 1997



/s/ Murray W. Goldenberg
------------------------
Murray W. Goldenberg, C.A.     Chairman
                               President, Treasurer,
                               Secretary and Director
                               (Chief Executive, Financial
                               and Accounting Officer)



September 5, 1997



/s/ Leslie I. Handler          Director
---------------------
Leslie I. Handler



September 5, 1997



/s/ Douglas A. Pearson         Director
----------------------
Douglas A. Pearson

                            FIRST COLONIAL VENTURES, LTD.

                            INDEX TO FINANCIAL STATEMENTS


                                                          PAGE
                                  INVESTMENT COMPANY

Independent Auditor's Report                             F-2,F-3

Balance Sheets - December 31, 1996 and 1995                  F-4

Statement of Operations -
  For the Years Ended December 31, 1996 and 1995             F-5

Statement of Stockholders' Equity -
  For the Years Ended December 31, 1996 and 1995             F-6

Statement of Cash Flows -
  For the Years Ended December 31, 1996 and 1995             F-7

Notes to the Financial Statements                       F-8,F-21

                            REPORT OF INDEPENDENT AUDITOR


To the Stockholders and the
Board of Directors of First Colonial Ventures, Ltd.
Los Angeles, California

I have audited the accompanying balance sheets of First Colonial Ventures, Ltd. (The "Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Colonial Ventures, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Notes 5 and 6, the accompanying balance sheet includes investments valued at $3,522,000 (68% of total assets) whose values have been estimated by management in the absence of readily ascertainable market values. I reviewed the procedures used by management in arriving at their estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, I believe the procedures are reasonable and the

August 13, 1997
Page 2


documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



J. PAUL KENOTE, CPA, P.C.

August 13, 1997
Portland, Oregon

                            FIRST COLONIAL VENTURES, LTD.

                                    BALANCE SHEETS



                                                            December 31
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
                                                                   (Restated
                                                                    Note 15)
                                        ASSETS

Investments at fair value (cost - $4,222,541
    1996 and $3,732,852 1995) (Note 5)              $ 3,522,006   $ 3,147,931
Other investments at fair value (cost - $4,304
    1996 and $754,304 1995) (Note 6)                         --       750,000
Notes receivable from sale of common stock (Note 7)   1,691,633       529,212
Cash                                                      2,872        11,061
Other receivables (Note 11)                               8,275        11,525
                                                    -----------   -----------


TOTAL ASSETS                                        $ 5,224,786   $ 4,449,729
                                                    -----------   -----------
                                                    -----------   -----------



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Notes payable (Notes 7 & 11)                        $   487,563   $   460,396
Accounts payable and accrued liabilities (Note 11)      178,457       165,042
Related party debt (Note 7)                           1,057,456     1,330,435
Management fees payable to officer (Note 11)            171,000       109,500
Settlement payable (Note 10)                                 --        30,000
                                                    -----------   -----------

Total liabilities                                     1,894,476     2,095,373
                                                    -----------   -----------

Commitments and contingencies (Notes 12 and 13)

Stockholders' Equity:

Common stock ($.001 par value; 500,000,000 shares
    authorized; outstanding - 10,716,182 shares
    1996 and 4,466,083 shares 1995 (Note 8 & 4)          10,716         4,466
Preferred stock (no par value; 10,000,000 shares
    authorized; none outstanding)                            --            --
Additional paid-in capital                            8,963,252     7,673,752
Accumulated deficit:
    Accumulated (deficit) before becoming a BDC      (3,508,063)   (3,508,063)
    Accumulated net investment (loss)                  (845,172)     (528,355)
    Accumulated net unrealized (loss)                (1,290,423)   (1,287,444)
                                                    -----------   -----------

Total stockholders' equity (net asset value per
    share - $.31 1996 and $.53 1995)                  3,330,310     2,354,356
                                                    -----------   -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,224,786   $ 4,449,729
                                                    -----------   -----------
                                                    -----------   -----------



      The accompanying notes are an integral part of these financial statements

                            FIRST COLONIAL VENTURES, LTD.

                               STATEMENTS OF OPERATIONS



                                                           For The
                                                   Years Ended December 31
                                                  -------------------------
                                                      1996          1995
                                                  -----------   -----------

Revenues:
    Interest income                               $        --   $     3,250
                                                  -----------   -----------

Expenses:
    Salaries & consulting fees (Note 11)              187,200       214,950
    Other general & administrative expenses            52,345        74,336
    Legal & accounting fees                            21,133        97,024
    Legal settlement (Note 10)                             --        30,000
    Interest (Note 11)                                 55,339       114,495
                                                  -----------   -----------

    Operating expenses                                316,017       530,805
                                                  -----------   -----------

Net investment (loss)                                (316,017)     (527,555)

Less income tax provision (Note 9)                       (800)         (800)
                                                  -----------   -----------

Net investment (loss) after income taxes             (316,817)     (528,355)

(Increase) in unrealized loss on investments           (2,979)     (484,462)
                                                  -----------   -----------

(Loss) before cumulative effect of a
    change in accounting principle                   (319,796)   (1,012,817)

Cumulative effect on prior years of changes from
    historical cost accounting to the fair
    valuation method for investments (Note 4)              --      (802,982)
                                                  -----------   -----------


Net loss                                          $  (319,796)  $(1,815,799)
                                                  -----------   -----------
                                                  -----------   -----------


Loss per share:

    Weighted average number of shares
         (restated for 1995 - Note 4)               7,035,942     2,551,042
                                                  -----------   -----------

    (Loss) before cumulative effect of a
         change in accounting principal           $      (.05)  $      (.39)
    Cumulative effect of a change in
         accounting principle                              --          (.32)
                                                  -----------   -----------


Net (loss) per share                              $      (.05)  $      (.71)
                                                  -----------   -----------
                                                  -----------   -----------



      The accompanying notes are an integral part of these financial statements

                            FIRST COLONIAL VENTURES, LTD.

                          STATEMENTS OF STOCKHOLDERS' EQUITY
                    For The Years Ended December 31, 1996 and 1995



                                               ACCUMULATED DEFICIT
                                     ---------------------------------------

                                       Pre-BDC     Accumulated    Unrealized
                                     Accumulated    Investment    Investment
                                       Deficit         Loss          Loss
                                     -----------   -----------   -----------
Balance - January 1, 1995            $(3,508,063)  $        --   $        --

    Loss - year ended 1995                    --      (528,355)   (1,287,444)
                                     -----------   -----------   -----------

Balance - December 31, 1995           (3,508,063)     (528,355)   (1,287,444)

    Loss - year ended 1996                    --      (316,817)       (2,979)
                                     -----------   -----------   -----------

Balance - December 31, 1996          $(3,508,063)  $  (845,172)  $(1,290,423)
                                     -----------   -----------   -----------
                                     -----------   -----------   -----------




                                         COMMON STOCK AND PAID-IN CAPITAL
                                     ---------------------------------------
                                            Common Stock
                                     -------------------------     Paid-in
                                        Shares      Par Value      Capital
                                     -----------   -----------   -----------

Balance - January 1, 1995             11,005,000   $    11,005   $ 2,278,343

    Change in accounting (Note 4)             --            --     1,358,700

    Stock split (Note 8)             (10,454,750)      (10,455)       10,455
                                     -----------   -----------   -----------

Balance - January 1, 1995 (restated)     550,250           550     3,647,498

    Stock issued (Note 8)              3,915,833         3,916     3,983,865

    Debt reclassified (Note 7)                --            --        42,389
                                     -----------   -----------   -----------

Balance - December 31, 1995            4,466,083         4,466     7,673,752

    Stock issued (Note 8)              6,250,099         6,250     1,289,500
                                     -----------   -----------   -----------

Balance - December 31, 1996           10,716,182   $    10,716   $ 8,963,252
                                     -----------   -----------   -----------
                                     -----------   -----------   -----------



      The accompanying notes are an integral part of these financial statements

                            FIRST COLONIAL VENTURES, LTD.

                               STATEMENTS OF CASH FLOWS



                                                            For The
                                                    Years Ended December 31
                                                   -------------------------
                                                       1996          1995
                                                   -----------   -----------

Cash flows from operating activities:
    Net investment loss                            $  (316,814)  $  (528,355)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
         Cumulative effect of change
           in valuation of investments                      --      (802,982)
         Unrealized loss on investments                (10,000)     (484,462)
         Unrealized gain on investments                  7,021            --
         (Decrease) Increase in receivables              3,250        (6,750)
         Increase in accounts payable
           and accrued expenses                         44,915       232,467
                                                   -----------   -----------

Net cash (used) in operating activities               (271,628)   (1,590,082)
                                                   -----------   -----------

Cash flows from investing activities:
    Investment in qualifying assets                 (1,255,708)   (2,505,000)
    Investment in non-qualifying asset                 750,000      (746,247)
    Reduction in value of investments                  881,633     1,162,691
                                                   -----------   -----------

Net cash provided (used) in investing activities       375,925    (2,088,556)
                                                   -----------   -----------

Cash flows from Financing activities:
    Proceeds from borrowing                             27,167       235,396
    Repayment of note payable                               --       (20,000)
    Repayment of related party debt                   (500,000)           --
    Proceeds from related party borrowing              227,021            --
    Proceeds from issuance of common stock           1,295,750     3,987,781
    Notes receivable from sale of stock             (1,162,421)     (529,212)
                                                   -----------   -----------

Net cash provided (used) by financing activities      (112,483)    3,673,965
                                                   -----------   -----------

Net (decrease) in cash                                  (8,189)       (4,673)

Cash - Beginning of year                                11,061        15,734
                                                   -----------   -----------

Cash - End of year                                 $     2,872   $    11,061
                                                   -----------   -----------
                                                   -----------   -----------



Supplemental disclosure of cash flow information:

   Cash paid during the year for interest          $    28,172   $    39,991
                                                   -----------   -----------
                                                   -----------   -----------



The accompanying notes are an integral part of these financial statements

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


BUSINESS HISTORY -

    First Colonial Ventures, Ltd. ("FCVL" or "Company") was incorporated under the laws of the State of Utah on March 25, 1985, for the purpose of acquiring interests in various business opportunities.

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

MAJOR INVESTMENTS -

    On May 1, 1987, the Company acquired 100% of the stock of Contemporary Resources, Inc. ("CRI"), a distributor of specialty and disposable items including glassware, china, flatware, toiletries, and amenity kits to the airline, hotel and cruise line industries.

    During September 1993, the Company established Flower Environments, Inc. ("FEI"), a Nevada corporation, as a wholly-owned subsidiary. FEI was formed to develop and market flower display irrigation equipment. In November 1994, the Company sold substantially all of the assets of FEI and renamed the corporation First Colonial Real Estate, Ltd.

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

    On August 10, 1994, the Company acquired the rights to 50% of the stock of Sherwood Properties, Inc. ("Sherwood"), a non-public Nevada company incorporated in February 1995. Sherwood was formed to hold 50% of the stock of a Mississippi corporation that owns, subject to a land sale contract, certain residential lots and is a joint venture partner in the construction and sale of homes on the lots.
    In December 1994, the Company purchased the rights to 50% of Gulf Coast Hotels, Inc. ("Gulf Coast"), a non-public Nevada company incorporated in February 1995. Gulf Coast was formed to purchase the rights to approximately
1.4 acres in Biloxi, Mississippi, and to develop on that site a high-rise condominium hotel.

    Also in July 1995, the Company acquired 50% of the stock of First Colonial Funds, Ltd., a non-public Nevada business development company, and 25% of the stock of First Colonial Funds' subsidiary, Colonial Funds, Limited, a non-public Commonwealth of the Bahamas off-shore fund with investments in various companies, in an exchange of common stock. The Company's Colonial Funds holding was subsequently acquired by the Company's wholly owned investee, YPE, Inc.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


MAJOR INVESTMENTS (CONTINUED) -

    During March 1996, the Company acquired a 10% interest in a non-public investee, And Justice For All, Inc., a Florida corporation which operates a nation-wide membership organization providing access to attorney services at discounted rates.

    During August 1996, the Company acquired a one-third interest in a non-public investee, TND/Medical International, Inc., a California corporation ("TND") which owns, subject to a third-party management agreement, a magnetic resonance imaging center located in San Diego, California.

    During November 1996, the Company formed a non-public, wholly-owned investee, First Colonial Studios, Inc., a Nevada corporation, dba Acclaim, ("Acclaim") for the purpose of acquiring by asset purchase certain assets and liabilities comprising substantially all of the business operations of Acclaim Studios, LLC, a California limited liability company, which operated in the business of video production.

FINANCIAL STATEMENTS -

    The financial statements include only the accounts of FCVL because, pursuant to industry practice, an investee of a business development company is not consolidated unless such investee is a small business investment company or a wholly-owned business development company. The consolidated financial statements for 1994 and prior included the accounts of FCVL and its wholly-owned subsidiaries.

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

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


BUSINESS DEVELOPMENT COMPANY CONSIDERATIONS (CONTINUED)-


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

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


INVESTMENT VALUATION (CONTINUED) -

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


INCOME TAXES -

    The Company is not entitled to the special treatment available to regulated companies and is taxed as a regular corporation for federal and state income tax purposes. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". This Statement requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.


NOTE 2 - UNCERTAINTIES:

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

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 2 - UNCERTAINTIES (CONTINUED):

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


NOTE 3 - BDC REQUIREMENTS:

    At December 31, 1995, the Company was not in technical compliance with
Section 55 of the Investment Company Act with respect to the 70% test as a result of its investment in Colonial Funds, Limited which is described in more detail in Note 5. The non-compliance was inadvertent and the Company took corrective action.

    Colonial Funds, Limited is a Commonwealth of the Bahamas corporation operating as an off-shore fund. Accordingly, a direct investment in Colonial Funds, Limited did not satisfy the requirements of a "Qualifying Asset" because Colonial Funds, Limited was not organized in the United States.

    Therefore during August 1996, the Company entered into a rescission agreement with Colonial Funds, Limited for the purpose of correcting any non-compliance with the qualifying asset requirements. The Company returned the shares of Colonial Funds, Limited Class B common stock, and received and canceled the shares which it had issued for such stock. Concurrently, the Company acquired a 100% interest in YPE, Inc., a non-public Colorado corporation, in exchange for 3,333,333 shares of FCVL common stock which YPE, Inc. exchanged for 25,000 Class B common shares of Colonial Funds, Limited.

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

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 5 -  INVESTMENTS:


    The following table lists the Company's investment in qualifying assets at December 31, 1996:

                                       Number of        Cost
                                        Shares         and/or        Fair
                                         Owned         Equity        Value
                                      -----------   -----------   -----------
Company
------------------------------------
Wholly-Owned Portfolio Companies:
  Contemporary Resources, Inc.-
    Common stock, appraisal method         13,700   $   773,115   $   649,952
  First Colonial Real Estate, Inc.-
    Common stock, appraisal method         10,000     1,630,130     1,620,000
    Advances, at cost                         n/a       228,085            --
  Baja Pacific International, Inc.-
    Common stock, appraisal method         10,000         7,600         7,500
  YPE, Inc.-
    Common stock, cost method              10,011         3,367         3,367
  First Colonial Studios, Inc. -
    Common stock, appraisal method            500       690,000       690,000
    Advances, at cost                         n/a         1,187         1,187
-------------------------------------
Controlled (50%) Portfolio Companies:
  Sherwood Properties, Inc. -
    Common stock, appraisal method         12,500         1,919            --
    Advances, at cost                         n/a        73,000            --
  Gulf Coast Hotels, Inc. -
    Common stock, appraisal method          1,875       209,782            --
    Advances, at cost                         n/a        50,000            --
-------------------------------------
Other Portfolio Companies:
  TND/Medical International, Inc. -
    Common stock, cost method             666,666       350,000       350,000
  And In Justice For All, Inc. -
    Common stock, cost method             450,000       200,000       200,000
  Gerant Industries, Inc. -
    Common stock, appraisal method          2,500         4,356            --
                                                    -----------   -----------


Investments - December 31, 1996                     $ 4,222,541   $ 3,522,006
                                                    -----------   -----------
                                                    -----------   -----------

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 5 - INVESTMENTS (CONTINUED):

    The following table lists the Company's investment in qualifying assets at December 31, 1995:

                                       Number of        Cost
                                        Shares         and/or        Fair
                                         Owned         Equity        Value
                                      -----------   -----------   -----------
Company
------------------------------------
Wholly-Owned Portfolio Companies:
  Contemporary Resources, Inc.-
    Common stock, appraisal method         13,700   $   660,480   $   642,931
  First Colonial Real Estate, Inc.-
    Common stock, appraisal method         10,000     1,630,130     1,620,000
    Advances, at cost                         n/a       218,085            --
  Baja Pacific International, Inc.-
    Common stock, appraisal method         10,000           100            --
  YPE, Inc.-
    Common stock, appraisal method         10,011       885,000       885,000
-------------------------------------
Controlled (50%) Portfolio Companies:
  Sherwood Properties, Inc. -
    Common stock, appraisal method         12,500         1,919            --
    Advances, at cost                         n/a        73,000            --
  Gulf Coast Hotels, Inc. -
    Common stock, equity method             1,875       209,782            --
    Advances, at cost                         n/a        50,000            --
-------------------------------------
Other Portfolio Companies:
  Gerant Industries, Inc. -
    Common stock, cost method               2,500         4,356            --
                                                    -----------   -----------


Investments - December 31, 1995                     $ 3,732,852   $ 3,147,931
                                                    -----------   -----------
                                                    -----------   -----------


CONTEMPORARY RESOURCES - Contemporary Resources had revenues of $1,036,600 and $1,979,600 for the years ended December 31, 1996 and 1995, respectively, and net income of $112,600 for 1996 and net loss of $696,400 for 1995. CRI net income for 1996 was due to a gain of $487,300 pertaining to the settlement of debt owed by CRI to its former bank which had been seized by the Federal Deposit Insurance Corporation. See Note 15 regarding restatement of the 1995 amount for CRI due to the Company's change in presentation for its investment in CRI.

SHERWOOD - Sherwood acquired a 50% interest in the capital stock of a Mississippi corporation which had purchased certain lots in a residential subdivision subject to a land sale contract, and entered a joint venture agreement to share in the profits of constructing personal residences on the home sites. The Mississippi corporation has been unable to pay certain installments required by the land sale contract accordingly, that contract is in default. The contract provides the sellers with the option to cancel the contract should default occur. For these reasons, the Company has written down its investment in Sherwood to zero until the Sherwood financial condition improves. There is no assurance that the Mississippi corporation will be successful in raising the capital necessary to cure the default, and Sherwood may loose its investment if substantial capital is not obtained. Sherwood conducted no operations during 1996 and 1995.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 5 - INVESTMENT IN QUALIFYING ASSETS (CONTINUED):


GULF COAST - Gulf Coast entered into a Purchase and Sale Agreement in November 1994 to acquire land for the development of a high-rise condominium hotel. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment. The seller has provided extensions to Gulf Coast, however, the agreement is in default. For these reasons, the Company has written down its investment in Gulf Coast to zero until the Gulf Coast financial condition improves. There is no assurance that Gulf Coast will be successful in raising capital, and Gulf Coast may loose its investment if substantial capital is not obtained. Gulf Coast conducted no operations during 1996 and 1995.

FIRST COLONIAL REAL ESTATE, INC. - First Colonial Real Estate acquired an assignment of a Texas oil and gas lease in July 1995. The underlying two year lease was dated December 1994, and was renewed, as was the assignment, for an additional two years in January 1996. Fair value of this investment was determined by the Company based upon the Statement of Reserve Values prepared by a petroleum geologist in November 1995, and after deductions for costs to open the wells and federal income taxes. Realization of this investment would require the Company to locate the capital necessary to open four wells and lay pipeline on the property. In addition, gas production from the wells and gas prices would have a significant effect upon realization of the investment. No business activity was conducted during 1996 or 1995 with respect to the oil and gas lease.

YPE, INC. - At December 31, 1996 and 1995, YPE owned all of the Class B common stock of Colonial Funds, Limited, representing approximately 93% of equity attributable to holders of common stock. First Colonial Funds, Ltd. owned all of the Class A common stock of Colonial Funds, Limited, representing the remaining 7% of equity attributable to holders of common stock. The Company also owns 50% of First Colonial Funds, Ltd., therefore directly and indirectly, the Company has a 96% interest in equity attributable to holders of the common stock of Colonial Funds, Limited.

FIRST COLONIAL STUDIOS, INC., DBA, ACCLAIM - Acclaim conducts operations in Studio City, California, in video production and post production. Acclaim operations were acquired in exchange for 180,000 shares of the Company's common stock, however, these shares have not yet been issued. The investment in Acclaim was valued based upon agreed values for the assets acquired and liabilities assumed which included equipment appraisal.

TND/MEDICAL INTERNATIONAL, INC. - TND was acquired during 1996 for a price of $350,000 to be paid through issuance of the Company's common stock. During 1996 the Company paid $10,000 cash and 120,000 shares of stock for which the Company received a total of $130,000 credit toward the purchase price.

AND IN JUSTICE FOR ALL, INC. - During 1996, the Company acquired a 10% interest in And In Justice For All, Inc. in exchange for 400,000 shares of the Company's common stock. During 1997, the Company agreed to increase its investment in And In Justice For All, Inc. to 15%. The agreement required the Company to pay an additional 515,235 shares of common stock and required And In Justice For All, Inc. to assume the Company's convertible debenture payable, described in Note 7, plus accrued interest. The agreement further provides that And In Justice For All, Inc. may reacquire the additional 5% interest at a fixed price of $266,666 prior to July 31, 1999. The value of the Company's investment in And In Justice For All, Inc. at December 31, 1996 was determined based upon management's appraisal.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 6 - OTHER INVESTMENTS:

    The following table lists the Company's investment in non-qualifying assets at December 31, 1996:
                                       Number of        Cost
                                        Shares         and/or        Fair
                                         Owned         Equity        Value
                                      -----------   -----------   -----------
Company
------------------------------------
First Colonial Funds, Ltd. -
  Common stock, appraisal method           50,000   $        --   $        --
  Advances, at cost                           n/a         4,304            --
                                                    -----------   -----------


Other investments - December 31, 1996               $   114,304   $        --
                                                    -----------   -----------
                                                    -----------   -----------


    The following table lists the Company's investment in non-qualifying assets at December 31, 1995:
                                       Number of        Cost
                                        Shares         and/or        Fair
                                         Owned         Equity        Value
                                      -----------   -----------   -----------
Company
------------------------------------
First Colonial Funds, Ltd. -
  Common stock, appraisal method           50,000   $   750,000   $   750,000
  Advances, at cost                           n/a         4,304            --
                                                    -----------   -----------


Other investments - December 31, 1995               $   750,304   $   750,000
                                                    -----------   -----------
                                                    -----------   -----------

    First Colonial Funds, Ltd. conducted very little business during 1996. In 1997 the Company decided to discontinue its relationship with First Colonial Funds, Ltd. in an agreement which included YPE, Inc. becoming the sole equity owner of Colonial Funds Limited. The agreement between the parties has not yet been concluded, however, the Class A common stock of Colonial Funds Limited has been tendered to YPE, Inc.

    The Company valued its investment in First Colonial Funds, Ltd. at December 31, 1995, based upon reviewing bid prices for the securities held by Colonial Funds, Limited and applying appropriate discounts. First Colonial Funds, Ltd. had no value to the Company at December 31, 1996.


NOTE 7 - NOTES PAYABLE AND RELATED PARTY DEBT:


    Certain notes payable and accrued interest totaling $505,889 which arose in connection with the 1988 acquisition of Contemporary Health Systems, Inc. were not required to be paid. At December 31, 1993 a portion of this debt totaling $361,700 became statute-barred under Section 337(1) of the California Code of Civil Procedure and was reclassified as paid-in capital. During 1994 and 1995, $101,800 and $42,389, respectively, became statute-barred and were reclassified to paid-in capital.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE AND RELATED PARTY DEBT (CONTINUED):


    Notes payable included the following at December 31, 1996 and 1995:

                                                        1996          1995
                                                    -----------   -----------
    CONVERTIBLE DEBENTURE -
    loan made by private investor,
    due upon demand, with interest
    at 15%, convertible at the option
    of the note holder                              $   210,000   $   210,000

    INVESTOR LOAN -
    loan made by private investor, due
    upon demand, with interest at 2%
    over Bank of America prime rate                     277,563       250,396
                                                    -----------   -----------

    Total notes payable                             $   487,563   $   460,396
                                                    -----------   -----------
                                                    -----------   -----------


    Related party debt included the following at December 31, 1996 and 1995:


    CONTEMPORARY RESOURCES, INC. -
    Note payable for advances made to the
    Company by CRI, due upon demand,
    with interest at 10% per annum                  $        --   $   500,000

    Accrued interest payable                            187,504       187,504

    Advances made to the Company by
    CRI, payable upon demand                            649,952       642,931

    TND/MEDICAL INTERNATIONAL, INC. -
    Amount payable to complete the Company's
    investment in TND                                   220,000            --
                                                    -----------   -----------

    Total related party debt                        $ 1,057,456   $ 1,330,435
                                                    -----------   -----------
                                                    -----------   -----------


NOTE 8 - COMMON STOCK:

    On January 4, 1996, the Company effected a 1 for 20 reverse stock split. All disclosures in the accompanying financial statements and footnotes pertaining to shares of common stock reflect the January 4, 1996 stock split.

    The following transactions involving shares of the Company's common stock occurred during the years ended December 31, 1995 and 1996:

    During 1994, pursuant to Regulation S the Company issued 190,000 shares subject to a stock subscription agreement and accounted for the shares at December 31, 1994, as common stock subscribed. During July 1995, 179,238 of those shares were issued in consideration for the oil and gas lease assignment described in Note 6. The remaining 10,762 shares were issued subject to a stock purchase agreement in the amount of $140,000 which was paid during 1995 and 1996.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 8 - CAPITAL STOCK (CONTINUED):

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

    During April 1995, pursuant to Regulation S the Company issued 100,000 shares subject to a stock purchase agreement. Those shares were stolen during 1995 and the Company received nothing for them, therefore, the Company recorded a reduction in paid in capital for the par value of the shares.

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

    During October 1994, the Company entered into agreements with two unrelated individuals to grant them options to acquire 7,500 and 75,000 shares of common stock at the price of $.001 per share. These options would have expired on October 2, 1996, however they were extended until October 2, 1998.

    During February 1996, pursuant to Regulation E the Company issued 3,200,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $2,400,000.

    During February 1996, pursuant to Regulation E the Company issued 2,100,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $2,100,000.

    At December 31, 1996 and 1995, Colonial Funds, Limited held 1,884,422 and 70,750 shares, respectively, of the Company's common stock issued pursuant to Regulation E and subject to stock purchase agreements. Notes receivable from sale of common stock are notes payable from Colonial Funds, Limited to the Company pertaining to shares held by Colonial Funds, Limited and pertaining to transactions not yet completed by Colonial Funds, Limited. Such notes receivable totaled $1,691,633 and $529,212 at December 31, 1996 and 1995, respectively.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS



NOTE 9 - INCOME TAXES:

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

    The significant components of the net deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                       1996          1995
                                                   -----------   -----------

    Net operating loss carryforward                $   846,000   $   738,900
    Unrealized investment losses                       361,300       360,500
    Valuation allowance                             (1,207,900)   (1,099,400)
                                                   -----------   -----------

    Net deferred tax assets                        $        --   $        --
                                                   -----------   -----------
                                                   -----------   -----------

    SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1996 and 1995, the Company established a valuation allowance against net deferred tax assets of $ 1,315,000 and $1,099,400, respectively.

    As of December 31, 1994, the Company has available for federal income tax reporting purposes net operating losses of approximately $2,173,000. These net operating losses expire in the years 1998 through 2009.

    The Company has not yet filed its 1995 or 1996 consolidated income tax returns. The Company realized losses during 1995 and 1996 and does not expect to owe any income taxes with the filing of the tax returns. The tax provisions for the years ended December 31, 1996 and 1995, represent the California minimum tax.


NOTE 10 - LITIGATION:

    During 1992, the company entered into an agreement to sell its wholly-owned subsidiary, Contemporary Resources, Inc. The acquiring company filed a voluntary petition in U.S. Bankruptcy Court seeking reorganization under Chapter 11, and while in bankruptcy filed a civil complaint on August 26, 1994, against the Company and its president. On February 22, 1995, the bankruptcy court dismissed the complaint with prejudice, but without prejudice as to their right to file a new action in a court other than the bankruptcy court. On March 1, 1996, a new complaint was filed, however prior to trial, the matter was settled on June 26, 1996, at a cost of $30,000 to the Company. The cost of this settlement was included in expense for the year ended December 31, 1995.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 11 - RELATED PARTY TRANSACTIONS:

    The Company pays a monthly management fee of $13,500 to its president pursuant to a month-to-month consulting agreement. At December 31, 1996 and 1995, accrued management fees payable under the agreement were $170,000 and $109,500, respectively.

    The Company had amounts owed to related parties as disclosed in Note 7.

    At December 31, 1996 and 1995, advances totaling $8,275 owing from a director of the Company were included in other receivables.

    At December 31, 1996 and 1995, Colonial funds, Limited owned a substantial number of shares of the Company as further described in Note 8. The values for YPE, Inc. and First Colonial Funds, Ltd. at December 31, 1995, were based, in substantial part, upon the investments of Colonial Funds, Limited and these investments included the Company's own common stock.


NOTE 12 - COMMITMENTS:

    The Company guarantees the asset-based bank line of credit for Contemporary Resources, Inc. At December 31, 1996 and 1995, a total of $685,140 and $702,351, respectively, was borrowed by CRI from the bank. It is the opinion of management that the assets of CRI pledged under the line of credit, principally inventories and receivables, are sufficient to repay the amount outstanding (also see Note 14).

    As described in Note 5, the Company has commitments to issue 180,000 shares of its common stock in connection with the acquisition of Acclaim, and $220,000 worth of its common stock in connection with the acquisition of TND.


NOTE 13 - CONCENTRATIONS OF CREDIT RISK:

    The Company and its subsidiaries place their cash in financial institutions and, at times, cash held in checking accounts may be in excess of the FDIC insurance limit.


NOTE 14 - SUBSEQUENT EVENTS:

    During 1997, the Company agreed to increase its investment in And Justice For All, Inc. as described in Note 5.

    In July 1997, the Company concluded an agreement for the sale of substantially all operations of CRI. Under the agreement, the buyer must first purchase, at cost, existing CRI inventories, and pay commissions to CRI on backlog sales. The Company believes that these arrangements will provide sufficient funds to payoff the CRI line of credit (see Note 12).

    During June 1997, the Company's investee, Acclaim, reached an agreement in principal for the acquisition of a production/post production company located in West Los Angeles, California, in exchange for approximately 750,000 shares of the Company's unregistered stock.

                            FIRST COLONIAL VENTURES, LTD.

                          NOTES TO THE FINANCIAL STATEMENTS


NOTE 14 - SUBSEQUENT EVENTS (CONTINUED):

    During 1996, the Company formed Dryden Energy, Inc., a Texas Corporation ("Dryden"), for the purpose of acquiring sub-leases for the oil, gas & mineral rights for various properties located in Coleman County, Texas. The properties include six natural gas wells which were previously capped and which Dryden has subsequently opened and is operating. Subject to the availability of capital, Dryden plans to drill such additional wells as may be productive.


NOTE 15 - RESTATEMENT:

    During 1996 the Company changed its financial statement reporting for its investment in Contemporary Resources, Inc. Previously, the Company's investment in CRI had been offset by intercompany payables exclusive of notes payable. The Company's investment in CRI is currently reported as an asset and included with Investments at fair value on the balance sheet, and the Company's intercompany payables to CRI are reported as liabilities and included with Related party debt on the balance sheet. The 1995 balance sheet has been restated to conform with the 1996 reporting.