Form 10QSB
period 1997-03-31
FIRST COLONIAL VENTURES LTD
filed 1997-10-31
CIK 769882

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997
                                   --------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ____________ to _____________

                          Commission file number 2-98014-D

                            FIRST COLONIAL VENTURES, LTD.
                        -------------------------------------
          (Exact name of small business issuer as specified in its charter)

                   UTAH                                       87-0421903
                   ----                                       ----------
     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                    identification number)

           2046 ARMACOST AVENUE, WEST LOS ANGELES, CALIFORNIA     90025
  ----------------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code: (310) 642-0200

    6151 WEST CENTURY BOULEVARD, SUITE 1018, LOS ANGELES, CALIFORNIA    90045
  -----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X    No
                                      -----    -----

As of March 31, 1997, the Company had 10,716,182 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes      No  X
                                                  -----   -----

Total sequentially numbered pages in this document: 7

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            FIRST COLONIAL VENTURES, LTD.

                                    BALANCE SHEETS

                                                       (From
                                                      Audited
                                                     Financial
                                                    Statements)   (Unaudited)

                                                    December 31     March 31
                                                        1996          1997
                                                    -----------    ----------

                                        ASSETS

Investments at fair value (cost - $4,222,541
    1996 and $4,223,241 1997)                       $ 3,522,006   $ 3,522,706
Notes receivable from sale of common stock            1,691,633     1,489,508
Cash                                                      2,872         1,489
Other assets                                              8,275        25,695
                                                    -----------   -----------

TOTAL ASSETS                                        $ 5,224,786   $ 5,039,398
                                                    -----------   -----------
                                                    -----------   -----------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Notes payable                                       $   487,563   $   487,563
Accounts payable and accrued liabilities                178,457       171,399
Related party debt                                    1,057,456       895,724
Management fees payable to officer                      171,000       236,050
                                                    -----------   -----------

Total liabilities                                     1,894,476     1,790,736
                                                    -----------   -----------

Stockholders' Equity:

Common stock ($.001 par value; 500,000,000 shares
    authorized; outstanding - 10,716,182 shares          10,716        10,716

Preferred stock (no par value; 10,000,000 shares
    authorized; none outstanding)                            --            --
Additional paid-in capital                            8,963,252     8,963,252
Accumulated deficit:
    Accumulated (deficit) before becoming a BDC      (3,508,063)   (3,508,063)
    Accumulated net investment (loss)                  (845,172)     (926,820)
    Accumulated net unrealized (loss)                (1,290,423)   (1,290,423)
                                                    -----------   -----------

Total stockholders' equity (net asset value per
    share - $.31 1996 and $.30 1997)                  3,330,310     3,248,662
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,224,786   $ 5,039,398
                                                    -----------   -----------
                                                    -----------   -----------

                    See accompanying notes to financial statements

                            FIRST COLONIAL VENTURES, LTD.

                               STATEMENTS OF OPERATIONS


                                                        (Unaudited)

                                                      Three Months Ended
                                                  ------------------------
                                                    March 31      March 31
                                                      1996          1997
                                                  ----------    ----------

Revenues                                          $       --    $       --
                                                  ----------    ----------
Expenses:
    General & administrative expenses                65,170        72,880
    Depreciation                                         --         1,580
    Interest                                         13,835         7,188
                                                  ----------    ----------

    Operating expenses                               79,005        81,648
                                                  ----------    ----------


Net loss                                          $  (79,005)   $  (81,648)
                                                  ----------    ----------
                                                  ----------    ----------

Loss per share:

    Weighted average number of shares              7,035,942    10,716,182
                                                  ----------    ----------
                                                  ----------    ----------

Net (loss) per share                              $     (.05)   $     (.01)
                                                  ----------    ----------
                                                  ----------    ----------

                    See accompanying notes to financial statements

                            FIRST COLONIAL VENTURES, LTD.

                               STATEMENTS OF CASH FLOWS

                              For The Three Months Ended
                                     (Unaudited)


                                                                 March 31
                                                                   1997
                                                                ----------
Cash flows from operating activities:
    Net investment loss                                        $  (81,648)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
         Depreciation                                               1,580
         Increase in accounts payable
           and accrued expenses                                    57,992
                                                               ----------

Net cash (used) in operating activities                           (22,076)
                                                               ----------


Cash flows from investing activities:
    Investment in qualifying assets                                  (700)
    Purchase of equipment                                         (19,000)
                                                               ----------

Net cash (used) in investing activities                           (19,700)
                                                               ----------

Cash flows from Financing activities:
    Collection of notes receivable                                202,125
    Repayment of related party debt                              (161,732)
                                                               ----------

Net cash provided by financing activities                          40,393
                                                               ----------

Net (decrease) in cash                                             (1,383)

Cash - December 31, 1996                                            2,872
                                                               ----------

Cash - March 31, 1997                                          $    1,489
                                                               ----------
                                                               ----------

                    See accompanying notes to financial statements

                            FIRST COLONIAL VENTURES, LTD.

                               SCHEDULE OF INVESTMENTS

                                    March 31, 1997
                                     (Unaudited)

                                        Number of        Cost
                                         Shares         and/or        Fair
                                         Owned          Equity        Value
                                       ----------     ----------    ----------
COMPANY
------------------------------------
Wholly-Owned Portfolio Companies:
  Contemporary Resources, Inc.-
    Common stock, appraisal method       13,700   $   773,115   $   649,952
  First Colonial Real Estate, Inc.-
    Common stock, appraisal method       10,000     1,630,130     1,620,000
    Advances, at cost                       n/a       228,085            --
  Baja Pacific International, Inc.-
    Common stock, appraisal method       10,000         7,600         7,500
  YPE, Inc.-
    Common stock, cost method            10,011         3,367         3,367
  First Colonial Studios, Inc. -
    Common stock, appraisal method          500       690,000       690,000
    Advances, at cost                       n/a         1,887         1,887
-------------------------------------
Controlled (50%) Portfolio Companies:
  Sherwood Properties, Inc. -
    Common stock, appraisal method       12,500         1,919            --
    Advances, at cost                       n/a        73,000            --
  Gulf Coast Hotels, Inc. -
    Common stock, appraisal method        1,875       209,782            --
    Advances, at cost                       n/a        50,000            --
-------------------------------------
Other Portfolio Companies:
  TND/Medical International, Inc. -
    Common stock, cost method           666,666       350,000       350,000
  And In Justice For All, Inc. -
    Common stock, cost method           450,000       200,000       200,000
  Gerant Industries, Inc. -
    Common stock, appraisal method        2,500         4,356            --
                                     ----------    ----------    ----------


Investments - March 31, 1997                       $4,223,241    $3,522,706
                                                   ----------    ----------
                                                   ----------    ----------

                    See accompanying notes to financial statements

                            FIRST COLONIAL VENTURES, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)




NOTE 1 - COMMENTS:


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

    The accompanying financial statements are unaudited, but in the opinion of the management of the Registrant, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997, and the changes in cash flows for the three months ended March 31, 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Registrant believes that the information presented therein is not misleading. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

    The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

NOTE 2 - NOTES RECEIVABLE:


    Notes receivable from common stock are notes payable by Colonial Funds, Limited to the registrant for shares issued pursuant to Regulation E and pertaining to transactions not yet completed by Colonial Funds, Limited.

NOTE 3 - RELATED PARTY DEBT:

    Related party debt owing to Contemporary Resources, Inc. decreased by $161,732 during the three months ended March 31, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - MARCH 31, 1997

    The Registrant's investments at March 31, 1997 were substantially the same as at December 31, 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997

    The Registrant's net loss for the three months ended March 31, 1997 was substantially the same as for the same period in the prior year.


                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRST COLONIAL VENTURES, LTD.
                                           -----------------------------
                                                   (Registrant)


October 31, 1997                          By:  /s/ MURRAY W. GOLDENBERG
                                               -------------------------
                                               Murray W. Goldenberg
                                               President
                                               (Chief Executive, Financial
                                               and Accounting Officer)