Form 10QSB
period 1997-06-30
FIRST COLONIAL VENTURES LTD
filed 1997-10-31
CIK 769882

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997
                                   -------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                to
                                   --------------    -------------

                           Commission file number 2-98014-D
                                                  ---------

                            FIRST COLONIAL VENTURES, LTD.
                            -----------------------------
          (Exact name of small business issuer as specified in its charter)

                Utah                                       87-0421903
                ----                                       ----------
    (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                    identification number)

         2046 Armacost Avenue, West Los Angeles, California       90025
    ------------------------------------------------------------------------
              (Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code: (310) 642-0200

6151 West Century Boulevard, Suite 1018, Los Angeles, California       90045
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X    No
                                            ---    ---

As of March 31, 1997, the Company had 10,716,182 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

Total sequentially numbered pages in this document: 8

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            FIRST COLONIAL VENTURES, LTD.


                                    BALANCE SHEETS

                                                        (From
                                                       Audited
                                                      Financial
                                                     Statements)   (Unaudited)

                                                     December 31     June 30
                                                         1996         1997
                                                     -----------   ----------

                                        ASSETS

Investments at fair value (cost - $4,222,541
    1996 and $4,436,807 1997)                        $ 3,522,006  $ 3,736,272
Notes receivable from sale of common stock             1,691,633    1,211,167
Cash                                                       2,872       16,396
Other assets                                               8,275       24,115
                                                     -----------  -----------

TOTAL ASSETS                                         $ 5,224,786  $ 4,987,950
                                                     -----------  -----------
                                                     -----------  -----------



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Notes payable                                        $   487,563  $   487,563
Accounts payable and accrued liabilities                 178,457      172,569
Related party debt                                     1,057,456      907,493
Management fees payable to officer                       171,000      251,300
                                                     -----------  -----------

Total liabilities                                      1,894,476    1,818,925
                                                     -----------  -----------

Stockholders' Equity:

Common stock ($.001 par value; 500,000,000 shares
    authorized; outstanding - 10,716,182 shares           10,716       10,716

Preferred stock (no par value; 10,000,000 shares
    authorized; none outstanding)                             --           --
Additional paid-in capital                             8,963,252    8,963,252
Accumulated deficit:
    Accumulated (deficit) before becoming a BDC       (3,508,063)  (3,508,063)
    Accumulated net investment (loss)                   (845,172)  (1,006,457)
    Accumulated net unrealized (loss)                 (1,290,423)  (1,290,423)
                                                     -----------  -----------

Total stockholders' equity (net asset value per
    share - $.31 1996 and $.30 1997)                   3,330,310    3,169,025
                                                     -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 5,224,786  $ 4,987,950
                                                     -----------  -----------
                                                     -----------  -----------


                    See accompanying notes to financial statements

                            FIRST COLONIAL VENTURES, LTD.

                               STATEMENTS OF OPERATIONS


                                                           (Unaudited)

                                                          Six Months Ended
                                                     ------------------------
                                                       June 30      June 30
                                                        1996         1997
                                                     -----------  -----------

Revenues                                             $        --  $        --
                                                     -----------  -----------

Expenses:
    General & administrative expenses                    130,340      143,397
    Depreciation                                              --        3,160
    Interest                                              27,670       14,728
                                                     -----------  -----------

    Operating expenses                                   158,010      161,285
                                                     -----------  -----------


Net loss                                             $  (158,010) $  (161,285)
                                                     -----------  -----------
                                                     -----------  -----------

Loss per share:

    Weighted average number of shares                  7,035,942   10,716,182
                                                     -----------  -----------
                                                     -----------  -----------

Net (loss) per share                                 $      (.02) $      (.02)
                                                     -----------  -----------
                                                     -----------  -----------


                    See accompanying notes to financial statements
                                          3

                            FIRST COLONIAL VENTURES, LTD.

                               STATEMENTS OF OPERATIONS


                                                            (Unaudited)

                                                         Three Months Ended
                                                     ------------------------
                                                       June 30      June 30
                                                         1996         1997
                                                     -----------  -----------

Revenues                                             $        --  $        --
                                                     -----------  -----------

Expenses:
    General & administrative expenses                     65,170       70,511
    Depreciation                                              --        1,580
    Interest                                              13,835        7,540
                                                     -----------  -----------

    Operating expenses                                    79,005       79,631
                                                     -----------  -----------


Net loss                                             $   (79,005) $   (79,631)
                                                     -----------  -----------
                                                     -----------  -----------

Loss per share:

    Weighted average number of shares                  7,035,942   10,716,182
                                                     -----------  -----------
                                                     -----------  -----------

Net (loss) per share                                 $      (.05) $      (.01)
                                                     -----------  -----------
                                                     -----------  -----------


                    See accompanying notes to financial statements
                                          4

                            FIRST COLONIAL VENTURES, LTD.

                               STATEMENT OF CASH FLOWS

                               For The Six Months Ended
                                     (Unaudited)


                                                                    June 30
                                                                      1997
                                                                  -----------
Cash flows from operating activities:
    Net investment loss                                           $  (161,285)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
           Depreciation                                                 3,160
           Increase in accounts payable
             and accrued expenses                                      74,412
                                                                  -----------

Net cash (used) in operating activities                               (83,713)
                                                                  -----------


Cash flows from investing activities:
    Investment in qualifying assets                                  (214,266)
    Purchase of equipment                                             (19,000)
                                                                  -----------

Net cash (used) in investing activities                              (233,266)
                                                                  -----------

Cash flows from Financing activities:
    Collection of notes receivable                                    480,466
    Repayment of related party debt                                  (149,963)
                                                                  -----------

Net cash provided by financing activities                             330,503
                                                                  -----------

Net increase in cash                                                   13,524

Cash - December 31, 1996                                                2,872
                                                                  -----------

Cash - June 30, 1997                                                 $ 16,396
                                                                  -----------
                                                                  -----------



                    See accompanying notes to financial statements
                                          5

                            FIRST COLONIAL VENTURES, LTD.

                               SCHEDULE OF INVESTMENTS

                                    June 30, 1997
                                     (Unaudited)

                                           Number of        Cost
                                            Shares         and/or      Fair
                                             Owned         Equity      Value
Company                                    ---------     ---------  ---------
-------
------------------------------------
Wholly-Owned Portfolio Companies:
  Contemporary Resources, Inc.-
     Common stock, appraisal method             13,700   $ 773,115  $ 649,952
  First Colonial Real Estate, Inc.-
     Common stock, appraisal method             10,000   1,630,130  1,620,000
     Advances, at cost                             n/a     228,085         --
  Baja Pacific International, Inc.-
     Common stock, appraisal method             10,000       7,600      7,500
  YPE, Inc.-
     Common stock, cost method                  10,011       3,367      3,367
  First Colonial Studios, Inc. -
     Common stock, appraisal method                500     690,000    690,000
     Advances, at cost                             n/a      33,212     33,212
  Dryden Energy, Inc.-
     Common stock, appraisal method              7,000     182,241    182,241
-------------------------------------
Controlled (50%) Portfolio Companies:
  Sherwood Properties, Inc. -
     Common stock, appraisal method             12,500       1,919         --
     Advances, at cost                             n/a      73,000         --
  Gulf Coast Hotels, Inc. -
     Common stock, appraisal method              1,875     209,782         --
     Advances, at cost                             n/a      50,000         --
-------------------------------------
Other Portfolio Companies:
  TND/Medical International, Inc. -
     Common stock, cost method                 666,666     350,000    350,000
  And In Justice For All, Inc. -
     Common stock, cost method                 450,000     200,000    200,000
  Gerant Industries, Inc. -
     Common stock, appraisal method              2,500       4,356         --
                                                         ---------  ---------


Investments - June 30, 1997                             $4,436,807 $3,736,272
                                                        ---------- ----------
                                                        ---------- ----------



                    See accompanying notes to financial statements
                                          6

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

    The accompanying financial statements are unaudited, but in the opinion of the management of the Registrant, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1997, the results of operations for the three months and six months ended June 30, 1997, and the changes in cash flows for the six months ended June 30, 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Registrant believes that the disclosures contained in these financial statements are adequate to make the information presented therein is not misleading. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

    The results of operations for the three months and nine months ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

NOTE 2 - NOTES RECEIVABLE:


    Notes receivable from common stock are notes payable by Colonial Funds, Limited to the registrant for shares issued pursuant to Regulation E and pertaining to transactions not yet completed by Colonial Funds, Limited.

NOTE 3 - RELATED PARTY DEBT:

    Related party debt owing to Contemporary Resources, Inc. decreased by $149,963 during the six months ended June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - JUNE 30 31, 1997

    The Registrant's acquired 100% of the outstanding shares of Dryden Energy, Inc. ("Dryden"), a non-public Texas corporation in an exchange of common stock. Dryden owns lease rights for various properties located in Coleman County, Texas. The properties include six natural gas wells which were previously capped and which Dryden has subsequently opened and is operating. The Registrant is committed to providing an additional 818,000 shares of its common stock in connection with the acquisition.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997

    The Registrant's net loss for the three and six months ended June 30, 1997 was substantially the same as for the same period in the prior year.


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


                                        FIRST COLONIAL VENTURES, LTD.
                                        -----------------------------
                                                 (Registrant)




October 31, 1997                        By:  /s/ MURRAY W. GOLDENBERG
                                            -----------------------------
                                            Murray W. Goldenberg
                                            President
                                            (Chief Executive, Financial
                                            and Accounting Officer)