Form 10QSB
period 1997-09-30
FIRST COLONIAL VENTURES LTD
filed 1997-12-17
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to _____________

                      Commission file number 2-98014-D

                         FIRST COLONIAL VENTURES, LTD.
                       ---------------------------------
       (Exact name of small business issuer as specified in its charter)

                   Utah                                      87-0421903
                 -------                                    ------------
     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                    identification number)

     2046 Armacost Avenue, West Los Angeles, California          90025
-------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (310) 642-0200

--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No
                                   ----     ----

As of September 30, 1997, the Company had 10,716,182 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---   ---

Total sequentially numbered pages in this document: 9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         FIRST COLONIAL VENTURES, LTD.

                         BALANCE SHEETS

                                                       (FROM
                                                      AUDITED
                                                     FINANCIAL
                                                    STATEMENTS)  (UNAUDITED)
                                                    DECEMBER 31  SEPTEMBER 30
                                                        1996          1997
                                                    -----------  ------------
                             ASSETS

Investments at fair value (cost - $4,222,541
     1996 and $4,616,205 1997)                      $ 3,522,006   $ 3,915,670
Notes receivable from sale of common stock            1,691,633       976,774
Cash                                                      2,872           132
Other assets                                              8,275        22,535
                                                    -----------   -----------
TOTAL ASSETS                                        $ 5,224,786   $ 4,915,111
                                                    -----------   -----------
                                                    -----------   -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Notes payable                                       $   487,563   $   487,563
Accounts payable and accrued liabilities                178,457       187,687
Related party debt                                    1,057,456       923,658
Management fees payable to officer                      171,000       269,050
                                                    -----------   -----------
Total liabilities                                     1,894,476     1,867,958
                                                    -----------   -----------
Stockholders' Equity:

Common stock ($.001 par value; 500,000,000 shares
     authorized; outstanding - 10,716,182 shares         10,716        10,716

Preferred stock (no par value; 10,000,000 shares
     authorized; none outstanding)                          --            --
Additional paid-in capital                            8,963,252     8,963,252
Accumulated deficit:
     Accumulated (deficit) before becoming a BDC     (3,508,063)   (3,508,063)
     Accumulated net investment (loss)                 (845,172)   (1,128,329)
     Accumulated net unrealized (loss)               (1,290,423)   (1,290,423)
                                                    -----------   -----------
Total stockholders' equity (net asset value per
     share - $.31 1996 and $.28 1997)                 3,330,310     3,047,153
                                                    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,224,786   $ 4,915,111
                                                    -----------   -----------
                                                    -----------   -----------

                See accompanying notes to financial statements

                         FIRST COLONIAL VENTURES, LTD.

                           STATEMENTS OF OPERATIONS


                                                        (UNAUDITED)
                                                     NINE MONTHS ENDED
                                                 ---------------------------
                                                 SEPTEMBER 30  SEPTEMBER 30
                                                     1996          1997
                                                 ------------  ------------
Revenues                                          $       --       $     --
                                                  ----------    -----------
Expenses:
     General & administrative expenses               195,510        255,902
     Depreciation                                         --          4,740
     Interest                                         41,505         22,579
                                                  ----------    -----------
     Operating expenses                              237,015        283,221
                                                  ----------    -----------

Net loss                                         $  (237,015)  $   (283,221)
                                                  ----------    -----------
                                                  ----------    -----------
Loss per share:

     Weighted average number of shares             7,035,942     10,716,182
                                                  ----------    -----------
                                                  ----------    -----------
Net (loss) per share                             $      (.03)  $       (.03)
                                                  ----------    -----------
                                                  ----------    -----------



                See accompanying notes to financial statements

                          FIRST COLONIAL VENTURES, LTD.

                            STATEMENTS OF OPERATIONS


                                                        (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                 SEPTEMBER 30  SEPTEMBER 30
                                                      1996         1997
                                                 ------------  ------------
Revenues                                         $        --    $       --
                                                 -----------    ----------
Expenses:
     General & administrative expenses                65,170       112,505
     Depreciation                                         --         1,580
     Interest                                         13,835         7,851
                                                 -----------    ----------
     Operating expenses                               79,005       121,936
                                                 -----------    ----------
Net loss                                          $  (79,005)  $  (121,936)
                                                 -----------    ----------
                                                 -----------    ----------
Loss per share:

     Weighted average number of shares             7,035,942    10,716,182
                                                 -----------    ----------
                                                 -----------    ----------
Net (loss) per share                              $     (.01)  $      (.01)
                                                 -----------    ----------
                                                 -----------    ----------



                See accompanying notes to financial statements

                       FIRST COLONIAL VENTURES, LTD.

                         STATEMENT OF CASH FLOWS

                         For The Nine Months Ended
                               (Unaudited)


                                                                 SEPTEMBER 30
                                                                     1997
                                                                 ------------
Cash flows from operating activities:
     Net investment loss                                        $   (283,157)
     Adjustments to reconcile net
       loss to net cash used in
       operating activities:
          Depreciation                                                 4,740
          Increase in accounts payable
            and accrued expenses                                     107,280
                                                                 -----------
Net cash (used) in operating activities                             (171,137)
                                                                 -----------
Cash flows from investing activities:
     Investment in qualifying assets                                (393,664)
     Purchase of equipment                                           (19,000)
                                                                 -----------
Net cash (used) in investing activities                             (412,664)
                                                                 -----------
Cash flows from Financing activities:
     Collection of notes receivable                                  714,859
     Repayment of related party debt                                (133,798)
                                                                 -----------
Net cash provided by financing activities                            581,061
                                                                 -----------
Net (decrease) in cash                                                (2,740)

Cash - December 31, 1996                                               2,872
                                                                 -----------
Cash - September 30, 1997                                        $       132
                                                                 -----------
                                                                 -----------



                See accompanying notes to financial statements
                                    5

                        FIRST COLONIAL VENTURES, LTD.

                          SCHEDULE OF INVESTMENTS

                            September 30, 1997
                               (Unaudited)

                                       NUMBER OF        COST
                                        SHARES         AND/OR        FAIR
COMPANY                                  OWNED         EQUITY        VALUE
------------------------------------   ---------    ----------      -------
Wholly-Owned Portfolio Companies:
  Contemporary Resources, Inc.-
    Common stock, appraisal method       13,700    $  773,115   $   649,952
  First Colonial Real Estate, Inc.-
    Common stock, appraisal method       10,000     1,630,130     1,620,000
    Advances, at cost                       n/a       228,085            --
  Baja Pacific International, Inc.-
    Common stock, appraisal method       10,000         7,600         7,500
  YPE, Inc.-
    Common stock, cost method            10,011         3,367         3,367
  First Colonial Studios, Inc. -
    Common stock, appraisal method          500       690,000       690,000
    Advances, at cost                       n/a       152,610       152,610
  Dryden Energy, Inc.-
    Common stock, appraisal method        7,000       182,241       182,241
-------------------------------------
Controlled (50%) Portfolio Companies:
  Sherwood Properties, Inc. -
    Common stock, appraisal method       12,500         1,919            --
    Advances, at cost                       n/a        73,000            --
  Gulf Coast Hotels, Inc. -
    Common stock, appraisal method        1,875       209,782            --
    Advances, at cost                       n/a       110,000        60,000
-------------------------------------
Other Portfolio Companies:
  TND/Medical International, Inc. -
    Common stock, cost method           666,666       350,000       350,000
  And In Justice For All, Inc. -
    Common stock, cost method           450,000       200,000       200,000
  Gerant Industries, Inc. -
    Common stock, appraisal method        2,500         4,356            --
                                                   ----------    ----------
Investments - June 30, 1997                        $4,616,205    $3,915,670
                                                   ----------    ----------
                                                   ----------    ----------


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

     The accompanying financial statements are unaudited, but in the opinion of the management of the Registrant, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1997, the results of operations for the three months and nine months ended September 30, 1997, and the changes in cash flows for the nine months ended September 30, 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Registrant believes that the disclosures contained in these financial statements are adequate to make the information presented therein is not misleading. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

     The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.

NOTE 2 - INVESTMENTS:

     Investments increased $393,664 during the nine months ended September 30, 1997 due to the investment in Dryden Energy, Inc. of $182,241, and due to additional advances to Gulf Coast Hotels, Inc. and Acclaim Studios in the amounts of $60,000 and $151,423, respectively

NOTE 3 - NOTES RECEIVABLE:

     Notes receivable from common stock are notes payable by Colonial Funds, Limited to the Registrant for shares issued pursuant to Regulation E and pertaining to transactions not yet completed by Colonial Funds, Limited.

NOTE 4 - RELATED PARTY DEBT:

     Related party debt owing to Contemporary Resources, Inc. decreased by $133,798 during the nine months ended September 30, 1997.

     Accrued management fees payable to the Registrant's president increased by $98,050 during the nine months ended September 30, 1997.

NOTE 5 - SUBSEQUENT EVENTS:

     On November 3, 1997, the Registrant received a subpoena for documents and notification of a private investigation by the Securities and Exchange Commission (the "Commission"). The Registrant is fully cooperating with this investigation and is responding to the Commission's request for documentary evidence.

     During December 1997, the Registrant plans to file Form 1-E with the Securities and Exchange Commission in connection with the issuance of common stock to complete certain acquisitions and for working capital. Stock to be issued will be 10,000,000 shares but will not exceed $5,000,000.

     In June 1997, the Registrant formed a wholly-owned subsidiary, First Colonial Productions, Inc., which commenced audio/video production and post-production operations in the West Los Angeles area under the name "Acclaim West". To Date, this business has required minimal capital investment, however, completion of the facility will involve issuance of approximately 1,500,000 to 2,000,000 shares of the Registrant's stock to be issued pursuant to Regulation E.

     During November 1997, the Registrant relocated the operating facility of First Colonial Studios, Inc. ("Acclaim Studios") from Studio City, California, to West Los Angeles, California, to consolidate the two facilities. This move eliminated duplicate overhead costs and will increase post-production revenues.

     During 1997, the Registrant entered into an agreement with a lending institution for the acquisition of a non-public Florida corporation which operates in the television production industry. Completion of this acquisition will require the issuance of approximately 2,250,000 shares of the Registrant's stock to be issued pursuant to Regulation E and 750,000 shares to be issued pursuant to Rule 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - SEPTEMBER 30, 1997

     The Registrant's acquired 100% of the outstanding shares of Dryden Energy, Inc. ("Dryden"), a non-public Texas corporation in an exchange of common stock. Dryden owns lease rights for various properties located in Coleman County, Texas. The properties include six natural gas wells which were previously capped and which Dryden has subsequently opened and is operating through a management company. The Registrant is committed to providing an additional 818,000 shares of its common stock in connection with the acquisition.

     The Registrant advanced additional funds in connection with an escrow involving the real estate investment, Gulf Coast Hotels, Inc., and in connection with operations of Acclaim Studios and Acclaim West, the Registrant's investment in the production/post-production industry.

     The Registrant reached an agreement in principal to sell the hotel amenity line of business conducted by Contemporary Resources, Inc. At one time that line of business represented the major business conducted by the Registrant, however, revenues from hotel amenities steadily declined over the past several years leading to the Registrant's decision to sell. The agreement, which has not yet been executed, calls for future payments to be made to Contemporary Resources, Inc. based on future sales of the Buyer. In addition, the Buyer is obligated to purchase, at cost, all of its inventory from Contemporary Resources, Inc. until the Contemporary inventories are exhausted.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Operations conducted by investees of the Registrant included the following:

                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                SEPTEMBER 30, 1997      SEPTEMBER 30, 1997
                                -----------------       ------------------
                                            INCOME                  INCOME
                                 SALES      (LOSS)       SALES      (LOSS)
                              ---------  ---------   ----------  -----------
     Acclaim West & Studios   $ 678,402  $(285,167)  $1,444,362  $ (299,242)
     Contemporary Resources      86,762   (117,668)     593,959    (189,127)


     The Acclaim loss for the nine months ended September 30, 1997 included depreciation expense of approximately $250,000. Since Acclaim is a relatively new investment of the Registrant, there are no sales or income(loss) for the comparable prior year periods.

     Contemporary Resources had sales of $749,632 and net income of $52,522 for the nine months ended September 30, 1996.

     The Registrant's administrative expenses and net losses for the three and nine months ended September 30, 1997 exceeded the same period in the prior year due to legal fees in connection with providing information in a matter which did not directly involving the Registrant, and for successfully defending against an legal action brought against the Registrant.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST COLONIAL VENTURES, LTD.
                                                   (Registrant)


November 25, 1997                           By: Murray W. Goldenberg
                                                --------------------------
                                                Murray W. Goldenberg
                                                President
                                                (Chief Executive, Financial
                                                 and Accounting Officer)