Form 10KSB
period 1997-12-31
FIRST COLONIAL VENTURES LTD
filed 1999-06-10
CIK 769882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/       ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended: DECEMBER 31, 1997

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For transition period from _________ to _________


                       Commission File Number: BDC 814-178

                          FIRST COLONIAL VENTURES, LTD.
                 (Name of small business issuer in its charter)

          UTAH                                      87-0421903
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)

          6033 WEST CENTURY BOULEVARD, SUITE 280, LOS ANGELES, CA 90045
                    (Address of principal executive offices)

                    Issuer's telephone number: (310) 642-0200

         6151 WEST CENTURY BOULEVARD, SUITE 1018, LOS ANGELES, CA 90045
                 (Former address, if changed since last report)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB: / /

Issuer's revenues for its most recent fiscal year: $180,000

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of May 5, 1999 was $ 659,114 at March 31, 1999, based on the average bid and ask prices during the quarter ended March 31, 1999.

The issuer had 9,415,919 shares of common stock outstanding as of March 31, 1999.

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

In July 1997, CRI entered into an asset sale agreement with one of its major vendors for the sale of the CRI hotel business. The buyer is familiar with the CRI product line and with CRI customers. Under the agreement, the buyer is required to: (1) use remaining CRI inventories, at cost, to fulfill orders from former CRI customers, and (2) pay a royalty to CRI for sales to former CRI customers which were recorded as backlog as of the closing and for sales to new customers brought to the buyer by CRI.

CRI will continue in the amenity and specialty product business, but is barred from competing with the buyer for hotel business.

CRI has an asset-based line of credit which had a balance due of $779,510 as of the closing. The credit line is guaranteed by the Registrant, Murray W. Goldenberg, President of the Registrant, and Leslie I. Handler, a director of the Registrant. CRI believes that proceeds from collection of its accounts receivable, liquidation of non-hotel inventory, and payments from the buyer for inventory and royalties will be sufficient to pay the line of credit.

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

FEI operated the business however projections were never realized and losses were incurred. Therefore, under an asset sale agreement the business was subsequently sold in November 1994 for a short-term receivable of $50,000, cash of $25,000, and a non-interest bearing note of $150,000 which was recorded at present value of future cash flows of $92,200. The buyer resold the business assets to a foreign purchaser during 1995. At December 31, 1995, the short-term receivable had not been paid and the note was in default. Both amounts were still unpaid at December 31, 1996. The foreign buyer has not paid the original buyer because certain international patents which were a part of the sale have not yet been obtained. The original buyer has not paid FEI because the foreign buyer is withholding payment. Although FEI expected to receive payment during 1997, the Registrant has written down its investment in FEI to zero because the receivables are delinquent.

On July 13, 1995, the Registrant acquired a 100% interest, consisting of an assignment of a lease, in the oil and gas rights to property located in Concho County, Texas, in exchange for common stock. The Registrant assigned its rights in the lease to FEI which intends to find a partner or otherwise raise the capital necessary to drill wells, extract and sell the oil and natural gas located on the property. No business activity was conducted during 1996 or 1997 with respect to the oil and gas lease.

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

The Mississippi corporation has been unable to raise the cash necessary to pay certain 1995 installments required by the land sale contract, accordingly, that contract is in default. The contract provides the sellers with the option to cancel the contract should default occur. The sellers have indicated a willingness to continue to work with the Mississippi corporation and have not taken any steps to cancel the contract. The Registrant has written down its investment in Sherwood to zero until the Sherwood financial condition improves and the land sale contract is no longer in default. Sherwood conducted no operations during 1996 or 1997.

In December 1994 the Registrant acquired a 50% interest in Gulf Coast Hotels, Inc. ("Gulf Coast") in exchange for common stock. Gulf Coast has a contract to acquire 1.435 acres of waterfront real estate in Biloxi, Mississippi for the purpose of constructing a commercial high rise hotel and condominium. The property has 250 feet of frontage along the Gulf of Mexico. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment, and although the seller has provided extensions, the contract was in default at December 31, 1995 and continues to be in default. For these reasons, the Registrant has written down its investment in Gulf Coast to zero until the Gulf Coast financial condition improves. Gulf Coast conducted no operations during 1996 or 1997.

Also in July 1995, the Registrant acquired 50% of the stock of First Colonial Funds, Ltd., a non-public Nevada business development company, and 25% of the stock of First Colonial Fund's subsidiary, Colonial Funds, Limited, a non-public Commonwealth of the Bahamas off-shore fund with investments in various companies, in an exchange of common stock. During 1996, the Colonial Funds, Limited stock was acquired by the Registrant's wholly-owned investee, YPE, Inc, to conform with BDC requirements. Due to its 50% ownership of First Colonial Funds, Ltd., which owns 75% of Colonial Funds, Limited, and its 100% ownership of YPE, Inc., which owns 25% of Colonial Funds, Limited, the Registrant controls 62.5% of Colonial Funds, Limited. The most significant asset owned by both First Colonial Funds, Ltd. and Colonial Funds, Limited, at December 31, 1996 and 1997, was shares of the Registrant.

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

On September 1, 1996 , the Registrant reached an agreement in principal with members of Acclaim Studios, LLC, a California limited liability company, for the acquisition of certain assets and liabilities of Acclaim in exchange for 180,000 shares of the Registrant's unregistered common stock which shares have not yet been issued. During November 1996, the Registrant formed a non-public, wholly-owned Nevada corporation, First Colonial Studios, Inc., dba Acclaim, ("Acclaim") which acquired certain assets and liabilities consisting of substantially all of the operations of Acclaim Studios, LLC, operating in Studio City, California, in the business of video production and post production.

During May 1997, in exchange for 1,000,000 shares of its common stock, the Registrant acquired all of the outstanding common stock of Dryden Energy, Inc., a Utah corporation ("Dryden"), which was a wholly-owned subsidiary of a non-public Texas corporation, Pilares Oil & Gas, Inc., ("Pilares"). Dryden owns an assignment of six oil, gas and mineral leases pertaining to properties located in Coleman County, Texas. The acquisition agreement required Pilares to reopen the six capped natural gas wells on the property, drill ten new wells, and operate the project. The six capped wells have been reopened and four are operating. The Registrant has issued approximately 710,000 shares and under the agreement "Dryden" has retained 520,000 of the 710,000 shares against future performance by Pilares.

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

(9)  Effect of existing or probable government regulations on the business.

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

At December 31, 1995, the Registrant may not have complied with Section 55 of the Investment Company Act with respect to the 70% test as a result of its investment in Colonial Funds, Limited. Any non-compliance was inadvertent and the Registrant took corrective action by transferring the investment to YPE, Inc., Registrant's wholly-owned investee.

Colonial Funds, Limited is a Commonwealth of the Bahamas corporation operating as an off-shore fund. This investment does not satisfy the requirements of a "Qualifying Asset" because Colonial Funds, Limited is not organized in the United States.

During August 1996, the Registrant entered into a recession agreement with Colonial Funds, Limited for the purpose of correcting the non-compliance so that the form of this investment would comply with the requirements of a qualifying asset. The Registrant returned the shares of Colonial Funds, Limited Class B common stock and received and canceled the shares which it had issued for such stock. Concurrently, the Registrant acquired a 100% interest in YPE,Inc., a non-public Nevada corporation, in exchange for 3,333,333 shares of FCVL common stock which YPE, Inc. exchanged for 25,000 Class B common shares of Colonial Funds, Limited.

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

(12) As of December 31, 1997, the Registrant has 1 full time employee and several part time employees. CRI has a total of four full-time employees, certain of which also provided services to the Registrant. None of the CRI's employees are subject to a collective bargaining agreement, and the Company has not experienced any slow-downs, strikes or work stoppages due to labor difficulties. The Company considers its employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

(a)  OFFICE

The Registrant's executive and administrative office is located at 6033 West Century Boulevard, Suite 280, Los Angeles, California 90045. The Registrant leases this space, consisting of approximately 1,789 square feet, on a one year lease. Currently, the monthly rental is $2,325.70.

2.   OIL AND GAS INTERESTS

Through its wholly-owned investee, FCREL, the Registrant owns an interest in exploratory oil and gas property in Concho County, Texas, which is currently inactive, and operating oil and gas property located in Coleman County, Texas.



(3) (c)  RESIDENTIAL REAL ESTATE SUBDIVISION

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


ITEM 3.  LEGAL PROCEEDINGS

During the year ended December 31, 1997, neither the Company nor its subsidiaries were a party to or the subject of any material legal proceedings, except as described below.

For information regarding the Company's dispute with Gerant Industries, Inc., see "ITEM 1. DESCRIPTION OF BUSINESS - Transactions with Turbo, Inc."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the years ended December 31, 1996 or 1997.

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

The following table sets forth the range of high and low bid prices during each quarter for the Registrant's common stock for the years ending December 31, 1996, and December 31, 1997. These over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The 1997 information was obtained on May 4, 1999 from Blumberg Financial Services

                                               1996
                                               ----
Common Stock                             Bid           Ask
                                       -------       -------
Q1-96                                   1 7/8          3
Q2-96                                   2 7/8          3 1/4
Q3-96                                   1 3/8          2
Q4-96                                     1/2          3

                                        1997  BID PRICE :
                                       -------------------
                                     HIGH      LOW     AVERAGE
                                    ------    -----    -------
Q1-97                              $1.5000   0.5000     1.1058
Q2-97                              $1.1250   0.6250     0.8654
Q3-97                              $1.1250   0.3750     0.6971
Q4-97                              $1.0000   0.5000     0.7596

                               Approximate Number
                                of Record Holders
  Title of Class             (as of March 31, 1999)
  --------------             ----------------------
  Common Stock,
  $.001 Par Value                     1600
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

Investment expenses for the years ended December 31, 1996 and 1997 were $316,000 and $1,938,140, respectively. These expenses were high in 1997 due to the loss realized by discontinuing the Acclaim operations.

The Registrant's net investment loss after taxes was $ 1,758,940 and $316,817 for the years ended December 31, 1997 and 1996.

In addition, unrealized losses on investments in the amounts of $3,000 and $3,025,000 for the years ended December 31, 1996 and 1997, respectively, were recorded in connection with the valuations of the Registrant's investments in Contemporary Resources, Inc., First Colonial Studios, Inc., Dryden Energy Inc., and TND/Medical International, Inc.

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

Notes receivable from the sale of common stock were $1,691,600 and $529,200 at December 31, 1996 and 1995, respectively, as intitally reported. The 1996 balance was restated to zero in 1997.

Liabilities totaled $1,894,500 and $1,121,213 at December 31, 1996 and 1997, respectively.

Registrant had substantial working capital deficits at both December 31, 1996 and 1997.

The following transactions involving shares of Registrant's common stock occurred during the years ended December 31, 1996 and 1997:

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

     During September 1997, pursuant to Section 4(2) the Company issued 180,000 shares to Acclaim Studios, LLC, to conclude the purchase of Acclaim assets discussed in Note 1.

     During September 1997, pursuant to section 4(2) the Company issued 600,000 shares to Contemporary Resources, Inc., at a price of approximately $1 per share in partial payment of the Company's debts to CRI.

     During September 1997, pursuant to Section 4(2) the Company issued 150,000 shares to the private investor holding the demand note discussed in Note 7. These shares were to be used by the investor as partial payment of the note.

     At December 31, 1996, Colonial Funds, Limited held 1,884,422 shares of the Company's common stock issued pursuant to Regulation E and subject to stock purchase agreements. At December 31, 1996, notes receivable from sale of common stock were notes payable from Colonial Funds, Limited to the Company pertaining to Company shares held by Colonial Funds, Limited and pertaining to transactions not yet completed by Colonial Funds, Limited. During 1997 no shares were sold by the Company to Colonial Funds, Limited, and there were no notes receivable from colonial Funds, Limited as of December 31, 1997.

     During February 1996, pursuant to Regulation E the Registrant issued 3,200,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $2,400,000.

     During February 1996, pursuant to Regulation E the Registrant issued 2,100,000 shares to Colonial Funds, Limited subject to a stock purchase agreement in the amount of $2,100,000.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements for the years ended December 31, 1996 and 1997 are listed under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with accountants during the most recent two fiscal years.

     On November 27, 1996 the Registrant filed Form 8-K reporting dismissal of accountants Beckman Hollander & Associates and appointment of accountant J. Paul Kenote, P.C.

     On April 25, 1999 the registrant filed Form 8-K reporting the retirement of Accountant J. Paul Kenote, P.C. and the appointment of Accountant Timothy L. Steers, LLC.

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

     David L. Mitchell - Director - David L. Mitchell has been a director of the Company since May 24, 1996. Since 1974, Mr. Mitchell has owned and operated ground and air transport companies, and a specialty products company, and since 1987, Mr. Mitchell has owned and operated a real estate broker/developer/principal business.

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


ITEM 10.  EXECUTIVE COMPENSATION

                           Summary Compensation Table

Name and                       Principal
Principal                      Annual         All Other
Position                Year   Compensation   Compensation
--------                ----   ------------   ------------
Murray W. Goldenberg    1997   $165,000
President               1996    165,000
                        1995    162,000
                                                    (1)



Leslie I. Handler,      1997      8,275
Director                1996       -                (2)
                        1995       -

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

As of December 31, 1995, the company had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 15,516,264 shares of which were issued, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. The

Company's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 31, 1999. Listed below are (a) the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock so owned, by each director and by all directors and officers of the Company as a group. Each such person or entity has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.
Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.


                                 Amount and
Name and                         Nature of         Percent of
Address of                       Beneficial        Shares of
Beneficial Owner                 Ownership         Common Stock
----------------                 ---------         ------------
Murray W. Goldenberg               23,707(1)           *
President, Treasurer,
Secretary and Director
6151 W. Century Blvd #1018
Los Angeles
California 90045

Leslie I. Handler                   24,902             *
Director
1108 Via Zumaya
Palos Verdes Estates
California 90274

Douglas A. Pearson                   0                 *



Director
#407-3420 50th Street N.W.
Calgary, Alberta
Canada T3A 2E1

All Directors and                  48,609              *
Officers as a Group
(3 persons)

YPE, Inc.                        1,866,668            19.82
6151 W. Century Blvd #1018
Los Angeles
California 90045

First Capital Services, Inc.     2,250,000             23.90%
2300 Glades Road, Suite 450
West Tower
Boca Raton, FL  33431

Contemporary Resources, Inc.       600,000              6.37%
6151 W. Century Blvd. Ste. 1018
Los Angeles, CA  90045

* Less than 1%


(1) This does not include 30,000 shares owned by Mr. Goldenberg's three adult children, and 53595 shares owned by Mr. Goldenberg's wife, Patricia as to which Mr. Goldenberg has neither voting nor investment power and disclaims beneficial ownership.



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

10.4 Asset Purchase Agreement among John E. Ferris, Flower Environments, Inc., a Nevada corporation, and First Colonial Ventures, Ltd., a Utah corporation - October 15, 1993 (1)

10.5 Consulting Agreement among First Colonial Ventures, Ltd., a Utah corporation, Flower Environments, Inc., a Nevada corporation, and John E. Ferris - October 15, 1993 (1)


21      Subsidiaries of the registrant  (1)

     (b)  Reports on Form 8-K:

          1) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, and incorporated herein by reference.

          2) Filed October 26, 1995, for change in accountants dismissing Kellogg & Andelson and appointing Beckman Hollander & Associates.

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

Date: June 4, 1999



By: /s/ Murray W. Goldenberg
    ------------------------
        Murray W. Goldenberg
        President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


June 4, 1999

/s/ Murray W. Goldenberg
------------------------
Murray W. Goldenberg, C.A.     Chairman
                               President, Treasurer,
                               Secretary and Director
                               (Chief Executive, Financial
                               and Accounting Officer)



June 4, 1999

/s/ Leslie I. Handler          Director
---------------------
Leslie I. Handler



June 4, 1999

/s/ Douglas A. Pearson         Director
----------------------
Douglas A. Pearson

                          FIRST COLONIAL VENTURES, LTD.

                          INDEX TO FINANCIAL STATEMENTS


                                                           Page
                                                           ----
Title Page                                                 F-2

Contents                                                   F-3

Report of Independent Auditor                              F-4

Balance Sheets                                             F-5

Statements of Operations                                   F-6

Statement of Changes Stockholders' Equity                  F-7

Statements of Cash Flows                                   F-8

Notes to the Financial Statements                       F-9,F-22

                          FIRST COLONIAL VENTURES, LTD
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                      WITH
                          REPORT OF INDEPENDENT AUDITOR

                          FIRST COLONIAL VENTURES, LTD.

                     Years ended December 31, 1997 and 1996

                                    Contents

                                                                                                         Page
                                                                                                         ----
Report of Independent Auditor........................................................................       1

Financial Statements:
   Balance sheets....................................................................................       2
   Statements of operations..........................................................................       3
   Statements of changes in stockholders' equity (deficit)...........................................       4
   Statements of cash flows..........................................................................       5
   Notes to financial statements.....................................................................  6 - 19


                          REPORT OF INDEPENDENT AUDITOR

To the Stockholders
First Colonial Ventures, Ltd.

I have audited the accompanying balance sheet of First Colonial Ventures, Ltd. as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of First Colonial Ventures, Ltd. as of December 31, 1996, were audited by other auditors whose report, dated August 13, 1997, included an emphasis paragraph on the Company's ability to continue as a going concern.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of First Colonial Ventures, Ltd. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has a working capital deficit, a net capital deficiency, and a net loss for the year that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Timothy L. Steers, CPA, LLC
-------------------------------

April 26, 1999
Portland, Oregon

                          FIRST COLONIAL VENTURES, LTD

                                 Balance Sheets

                                                                                         December 31
                                                                              --------------------------------
                                                                                   1997              1996
                                                                              --------------   ---------------
                                     ASSETS
   Investments at fair value                                                 $       200,000    $   3,522,006
   Other investments at fair value                                                         -                -
   Cash                                                                                  689            2,872
   Other assets                                                                       12,680            8,275
                                                                              --------------     ------------

                                                                             $       213,369    $   3,533,153
                                                                              --------------     ------------
                                                                              --------------     ------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Notes payable                                                             $       297,428    $     487,563
   Accounts payable and accrued liabilities                                          264,454          178,457
   Related party debt                                                                285,611        1,057,456
   Management fee payable to officer                                                 273,720          171,000
                                                                              --------------    -------------
          Total liabilities                                                        1,121,213        1,894,476


Commitments and contingencies


Stockholders' Equity (Deficit):
   Common stock ; $.001 par value; authorized 500,000,000 shares;
     outstanding 11,686,182 shares in 1997 (10,716,182 shares in 1996)                11,646           10,716
   Preferred stock; no par value; authorized 10,000,000 shares                             -                -
   Additional paid in capital                                                      9,508,554        8,963,252
   Notes receivable from issuance of common stock                                          -       (1,691,633)
   Accumulated deficit:
     Prior to becoming a Business Development Company                             (3,508,063)      (3,508,063)
     Net realized investment losses                                               (2,604,112)        (845,172)
     Net unrealized investment losses                                             (4,315,869)      (1,290,423)
                                                                              ---------------     ------------
         Total stockholders' equity (deficit) (net asset value
            per share - ($.07) in 1997 and $.31 in 1996)                            (907,844)       1,638,677
                                                                              ---------------      ----------

                                                                             $       213,369    $   3,533,153
                                                                              --------------     ------------
                                                                              --------------     ------------

                             See accompanying notes.

                          FIRST COLONIAL VENTURES, LTD

                            Statements of Operations

                                                                                   Years ended December 31
                                                                             ---------------------------------
                                                                                  1997                1996
                                                                             ---------------     -------------
Revenues:                                                                    $       180,000     $          -
Investment expense:
   Loss on investment                                                              1,488,992                -
   Salaries & consulting fees                                                        190,020          187,200
   Other general & administrative expenses                                           121,003           52,345
   Legal & accounting fees                                                            88,344           21,133
   Depreciation expense                                                                6,320                -
   Interest                                                                           43,461           55,339
                                                                              --------------      -----------
         Investment expenses                                                       1,938,140          316,017
                                                                              --------------      -----------

Net investment loss before provision for income taxes                             (1,758,140)        (316,017)

Provision for income taxes                                                               800              800
                                                                              --------------      -----------
Net investment loss                                                               (1,758,940)        (316,817)

Unrealized loss on investments                                                    (3,025,446)          (2,979)
                                                                              --------------      -----------

Net loss                                                                     $    (4,784,386)    $   (319,796)
                                                                              --------------      -----------
                                                                              --------------      -----------


Net loss per share                                                           $        (.437)   $       (.045)
                                                                              --------------      -----------
                                                                              --------------      -----------

                             See accompanying notes.

                          FIRST COLONIAL VENTURES, LTD

                    Statement of Changes Stockholders' Equity
                 For The Years Ended December 31, 1997 and 1996

                                                                                       Accumulated Deficit
                                                                          -------------------------------------------      Total
                                                              Additional     Pre-BDC       Accumulated    Unrealized   stockholders'
                                    Common      Preferred      paid-in     accumulated      investment    Investment      equity
                                     stock        stock        capital       deficit           loss          loss        (deficit)
                                  ----------   ----------    -----------  -------------   ------------   ------------  ------------
Balance at December 31, 1995       $   4,466   $        -    $ 7,144,540   $(3,508,063)   $  (528,355)   $ (1,287,444) $  1,825,144
   Common stock issued -
   6,250,099 shares, net of
     notes receivable                  6,250            -        127,079              -              -              -       133,329
   Net loss for the year ended
     December 31, 1996                     -            -              -               -      (316,817)        (2,979)     (319,796)
                                     -------      -------    -----------  -------------   ------------    -----------     ---------


Balance at December 31, 1996          10,716            -      7,271,619    (3,508,063)      (845,172)    (1,290,423)     1,638,677
   Common stock issued -
   930,000 shares                        930            -        749,400              -              -              -       750,330
   Collections on notes
     receivable                            -            -      1,085,260              -              -              -     1,085,260
    Capital contributed                    -            -        402,275              -              -              -       402,275
   Net loss for the year ended
    December 31, 1997                      -            -              -              -    (1,758,940)    (3,025,446)   (4,784,386)
                                     -------      -------    -----------  -------------   ------------    -----------     ---------

Balance at December 31, 1997         $11,646    $       -    $ 9,508,554   $(3,508,063)   $(2,604,112)  $ (4,315,869)   $ (907,844)
                                     -------      -------    -----------  -------------   ------------    -----------     ---------
                                     -------      -------    -----------  -------------   ------------    -----------     ---------

                             See accompanying notes.

                          FIRST COLONIAL VENTURES, LTD

                            Statements of Cash Flows

                                                                                   Years ended December 31
                                                                            -----------------------------------
                                                                                  1997                1996
                                                                            ----------------    ---------------
Cash flows from operating activities:
   Net loss                                                                 $   (4,784,386)     $    (319,796)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Loss on investment                                                          1,488,992                  -
     Unrealized loss on investments                                              3,025,446              2,979
     Depreciation                                                                    6,320                  -
     Changes in assets and liabilities:
       Other assets                                                                (10,725)             3,250
       Accounts payable and accrued liabilities                                    208,582             75,061
                                                                            ----------------    ---------------
                                                                                   (65,771)          (244,464)
Cash flows from investing activities:
   Increase in related party debt                                                        -            227,021
   Repayment of related party debt                                                 (21,845)          (500,000)
   Investment in qualifying assets, net                                         (1,402,432)          (374,075)
   Divestiture of non-qualifying assets                                                  -            750,000
                                                                            ----------------    ---------------
                                                                                (1,424,277)           102,946
Cash flows from financing activities:
    Collections on notes receivable on sale of common stock                      1,085,260                  -
    Capital contributed                                                            402,275
    Proceeds from issuance of common stock                                             330            133,329
                                                                            ----------------    ---------------

                                                                                 1,487,865            133,329
                                                                            ----------------    ---------------

   Net decrease in cash                                                             (2,183)            (8,189)
   Cash at beginning of year                                                         2,872             11,061
                                                                            ----------------    ---------------
   Cash at end of year                                                            $    689           $  2,872
                                                                            ----------------    ---------------
                                                                            ----------------    ---------------

   Supplemental disclosure of cash flow information -
    cash paid for interest                                                       $ 23,596          $   28,172
                                                                            ----------------    ---------------
                                                                            ----------------    ---------------
   Non-cash investing and financing activities:
     Common stock issued in exchange for related
      party debt                                                                $ 750,000           $       -
                                                                            ----------------    ---------------
                                                                            ----------------    ---------------

     Common stock issued in exchange for notes
      receivable                                                                $       -          $1,162,421
                                                                            ----------------    ---------------
                                                                            ----------------    ---------------

     Notes payable assumed by investment company                                $ 210,000          $        -
                                                                            ----------------    ---------------
                                                                            ----------------    ---------------

                             See accompanying notes.

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS: First Colonial Ventures, Ltd. (the "Company" or "FCVL") was incorporated under the laws of the State of Utah on March 25, 1985. The Company acquires ownership interests in business opportunities.

     On January 10, 1995, FCVL elected to become an Investment Company pursuant to the Investment Company Act of 1940. On June 27, 1995, FCVL elected to become a "Business Development Company" (a "BDC") as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. The election resulted in FCVL becoming a specialized type of investment company.

     BASIS OF REPORTING: The financial Statements include only the accounts of FCVL because, pursuant to industry practice, an investee of a business development company is not consolidated unless such investee is a small business investment company or a wholly-owned business development company.

     BUSINESS DEVELOPMENT COMPANY CONSIDERATIONS: As a BDC, FCVL may only acquire "Qualifying Assets" unless, at the time the acquisition is made, qualifying assets represent at least 70% of the value of FCVL's total assets (the 70% test). The principal categories of qualifying assets relevant to the business of the Company are:

     (1) Securities purchased in transition not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than a Small Business Investment Company wholly-owned by the BDC, and
          (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit.

     (2) Securities received in exchange for or distributed with respect to securities described in (1), above, or pursuant to the exchange of options, warrants or rights relating to such securities.

(3)Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act) maturing in one year of less from the time of investment.

     In addition, to treating securities described in (1) and (2), above, as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Making available significant managerial assistance means, among other things, (i) any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and if accepted, does provide, significant guidance and counsel concerning the management, operations or

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS DEVELOPMENT COMPANY CONSIDERATIONS (CONTINUED): business objectives and policies of a portfolio company, or (ii) in the case of an SBIC, making loans to a portfolio company. Managerial assistance is made available to the portfolio companies by FCVL's directors and officers who are highly experienced in providing managerial assistance to small businesses.

CASH AND CASH CONCENTRATIONS: For purposes of the statement of cash flows, the Company considers cash equivalents to be highly liquid instruments with original due dates within three months of the date purchased. In addition, consistent with the reporting requirements of a BDC, financial statement account categories such as investments and notes receivable, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

FCVL and its investment companies place their cash in financial institutions and, at various times throughout the year, cash held in these accounts have exceeded Federal Deposit Insurance Corporation limits. Neither the Company nor any of its investment companies experienced any losses as a result of these cash concentrations.

INVESTMENT VALUATION: The fair value method provides for FCVL's Board of Directors to be responsible for the valuation of the Company's investments, including notes receivable and interest receivable. Fair value is the value that could reasonably or expected to be realized in a current arm's length sale. Investments are carried at fair value using the following four basic methods of valuation:

(1) Cost - The cost method is based on the original cost to the Company adjusted for amortization of original issue discounts, accrued interest for certain capitalization expenditures of the investment company. Other adjustments are considered as determined to be appropriated by the Board of Directors in good faith, taking into consideration such factors as available financial information of the investment company, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold. Such method is to be applied in the early stages of an investment company's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

(2) Private market - The private market method used or proposed third party transactions in the investment company's securities as a basis for valuation, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and well documented by the investment company. Adjusted are considered by the Board of Directors in good faith taking into consideration such factors as available financial information of the

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INVESTMENT VALUATION (CONTINUED):

     (2) Private market (continued) - investment company, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold.

     (3) Public market - The public market is the preferred method of valuation when there is an established public market for the investment company's securities. In determining whether the public market method is sufficiently established for valuation purposes, the Company examines the trading volume, the number of shareholders and the number of market makers in the investment company's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investment company's securities.

     (4) Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market in the investment company's securities.

     INCOME TAXES: Income taxes are accounted for using an asset and liabilities approach. Under this method, deferred income tax assets and liabilities are computed annually for differences between the financial statement carrying amounts and their tax bases that will result in taxable or deductible amounts in the future using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

     NET LOSS PER SHARE: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 10,958,682 for 1997 (7,035,942 for 1996). Preferred stock is not considered to be a common stock equivalent.

     SIGNIFICANT RISKS AND UNCERTAINTIES: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the valuation of investment companies. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS: Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   OPERATIONS

     The Company's continued existence is dependent upon its ability to obtain profitable operations from its investments and additional capital. During the last six years, the Company's wholly-owned subsidiaries have experienced losses from continuing operations, negative working capital and losses from discontinued operations.

     The Company's investments in Sherwood and Gulf Coast and TND Medical involve contracts that are in default. The Company's investment in its oil and gas properties involve contracts which are in default and leases which expired in January 1998. These investments are not liquid, they are not producing income for the Company, and they require substantial additional capital before they might be in a position to produce income. Furthermore, the Company may loose its entire investment in these assets if substantial additional capital is not obtained.

     While management anticipates that cash flow from operations will be sufficient to meet obligations and liabilities as they mature, there is no assurance that the Company will be successful in generating sufficient cash from operations to avoid depletion of its capital resources. Management is negotiating to obtain additional sources of capital needed by the Company's various investment company's, however there is no assurance that the Company will be successful in obtaining additional capital. The financial statements do not reflect adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classifications of liabilities that would be necessary should the Company not be able to continue in existence.

3.   NOTES RECEIVABLE FROM SALE OF COMMON STOCK

     Notes receivable from the sale of common stock represented amounts receivable from Colonial Funds, Limited, from shares of the Company's common stock issued pursuant to Regulation E and sold to Colonial Funds, Limited. Colonial Funds, Limited., is the wholly owned subsidiary of YPE, Inc., a wholly owned investment of the Company.

     During 1997, the Company collected a total of $1,085,260 from Colonial Funds, Limited. A provision for doubtful collections of the remaining balance of $606,373 has been provided in the accompanying financial statements as of December 31, 1997.

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.   INVESTMENTS

     Investments consisted of the Company's interest in qualifying assets as follows:

                                                                                  Cost and/
                                                                    Shares        or equity      Fair Value
                                                                    ------        ---------      ----------
         At December 31, 1997:

           Wholly-owned portfolio companies:

              Contemporary Resources, inc. -
                Common stock, at appraised value                     13,700       $  773,115    $           -
              First Colonial Real Estate, Inc.:
                Common stock, at appraised value                     10,000           10,130                -
                Advances, at cost                                                    218,085                -
              Baja Pacific International, Inc. -
                Common stock, at appraised value                     10,000            7,600                -
              YPE, Inc. -
                Common stock, at appraised value                     10,011            3,367                -
              First Colonial Studios, Inc.:
                Common stock, at appraisal value                        500          690,000                -
                Advances, at cost                                                    147,478                -
              First Colonial Productions, Inc.:
                Common stock, at appraisal value                      1,000           25,000                -
                Advances, at cost                                                    268,105                -
              Dryden Energy, Inc.:
                Common stock, at appraisal value                      7,000        1,802,241                -
                Advances, at cost                                                        960                -

            Controlled (50%) portfolio companies:
              Sherwood Properties, Inc.:
                Common stock, at appraisal value                     12,500            1,919                -
                Advances, at cost                                                     73,000                -
              Gulf Coast Hotels, Inc.:
                Common stock, at appraisal value                      1,875          209,782                -
                Advances, at cost                                                     85,000                -

            Other portfolio companies:
              TND / Medical International, Inc. -
                Common stock, at appraisal value                    666,666          350,000                -
              And In Justice For All, Inc. -
                Common stock, at appraisal value                    650,000          376,426          200,000
              Gerant Industries, Inc. -
                Common stock, at appraisal value                      2,500            4,356                -
                                                                                  ----------        ---------
           Total investments at December 31, 1997                                 $5,363,219         $200,000
                                                                                  ----------        ---------
                                                                                  ----------        ---------

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.       INVESTMENTS (CONTINUED)

                                                                                  Cost and/
                                                                    Shares        or equity      Fair Value
                                                                    ------        ---------      ----------
         At December 31, 1996:
           Wholly-owned portfolio companies:
              Contemporary Resources, inc. -
                Common stock, at appraised value                     13,700      $   773,115    $     649,952
              First Colonial Real Estate, Inc.:
                Common stock, at appraised value                     10,000           10,130                -
                Advances, at cost                                                    218,085                -
              Baja Pacific International, Inc. -
                Common stock, at appraised value                     10,000            7,600            7,500
              YPE, Inc. -
                Common stock, at appraised value                     10,011            3,367            3,367
              First Colonial Studios, Inc.:
                Common stock, at appraisal value                        500          690,000          690,000
                Advances, at cost                                                      1,187            1,187
              Dryden Energy, Inc.:
                Common stock, at appraisal value                    300,000        1,620,000        1,620,000

            Controlled (50%) portfolio companies:
              Sherwood Properties, Inc.:
                Common stock, at appraisal value                     12,500            1,919                -
                Advances, at cost                                                     73,000                -
              Gulf Coast Hotels, Inc.:
                Common stock, at appraisal value                      1,875          209,782                -
                Advances, at cost                                                     50,000                -

            Other portfolio companies:
              TND / Medical International, Inc. -
                Common stock, at appraisal value                    666,666          350,000          350,000
              And In Justice For All, Inc. -
                Common stock, at appraisal value                    450,000          200,000          200,000
              Gerant Industries, Inc. -
                Common stock, at appraisal value                      2,500            4,356                -
                                                                                  ----------       ----------
            Total investments at December 31, 1996                                $4,212,541       $3,522,006
                                                                                  ----------       ----------
                                                                                  ----------       ----------

     CONTEMPORARY RESOURCES, INC. ("CRI"): The Company acquired 100% of the common stock of CRI on May 1, 1987. CRI is a distributor of specialty and disposable items including glassware, china, flatware, toiletries, and amenity kits to the airline, hotel and cruise line industries.

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.   INVESTMENTS (CONTINUED)

CONTEMPORARY RESOURCES, INC. ("CRI") (CONTINUED): The Federal Deposit Insurance Company (the "FDIC") seized the bank with which CRI had its credit line agreement on January 31, 1992. The FDIC ceased issuing advances to CRI under the credit line. This event coupled with the inability of CRI to find suitable replacement financing until October 1994, ultimately caused a cash flow shortage leading to CRI loosing nearly 90% of its business by 1996.

During June 1997, CRI sold its hotel line of business under an agreement which requires the purchaser to first sell inventory held by CRI, and which required the purchaser to pay a royalty to CRI for backlog and new sales made to CRI's existing customers. Under the agreement, CRI continued in the amenity and specialty product businesses, but may not compete with the buyer in the hotel business. CRI planned to use the agreement to collect sufficient cash through sale of its inventories and royalties to liquidate its bank loans which are also guarantees by FCVL and two of the its directors.

Because this process will take some time, the value to the Company's investment in CRI was reduced to zero at December 31,1997.

FIRST COLONIAL REAL ESTATE, INC. ("FCREL"): During September 1993, the Company established Flower Environments, Inc., to develop and market flower display irrigation equipment. Flower Environments, Inc. was incorporated under the laws of the State of Nevada and was a wholly owned subsidiary of the Company. In November 1994, the Company sold substantially all of the assets of Flower Environments, Inc. and renamed the corporation as FCREL.

On July 13, 1995, the Company acquired a 100% interest, consisting of assignment of leases, in oil and gas rights located in Concho County, Texas referred to as the Paint Rock property, in exchange for common stock. The Company transferred its rights in the leases to FCREL, which intended to find a partner or raise the capital necessary to drill wells, extract and sell the natural gas located on the property.

In December 1997, the Paint Rock lease agreements were transferred to Dryden Energy, Inc., a wholly owned subsidiary of the Company, to consolidate energy activities within one investment company.

Fair value of this investment was determined by the Company based upon the Statement of Reserve Values prepared by a petroleum geologist in November 1995, after considering deductions for costs to open the wells and federal income taxes. Realization of this investment would have required the Company to obtain the capital necessary to open four wells and lay pipeline on the property. In addition, gas production from the wells and gas prices would have a significant effect upon the realization of the investment. No business activity was conducted during 1997 or

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.   INVESTMENTS (CONTINUED)

FIRST COLONIAL REAL ESTATE, INC. ("FCREL") (CONTINUED): 1996 with respect to the oil and gas leases. The Company was unable to obtain financing and was unable to renew the lease, which expired in January 1998. Therefore, the investment was reduced to zero at December 31, 1997.

YPE, INC. (YPE): In August 1995, the Company acquired 100% of the common stock of YPE, a dormant Colorado corporation. YPE acquired 100% of the ownership of Colonial Funds, Ltd. as a result of the transactions described below.

     FIRST COLONIAL FUNDS, LTD.: In July 1995, the Company exchanged its common stock for 50% of the common stock of First Colonial Funds, Ltd., a Nevada private business development company, and 100% of the class B common stock of First Colonial Funds, Ltd's subsidiary, Colonial Funds, Limited. First Colonial Funds, Ltd. owned 100% of the class A common stock of Colonial Funds, Limited.

     In May 1997, the Company exchanged its' 50% interest in the common stock of First Colonial Funds, Ltd. for the class A common stock of Colonial Funds, Limited owned by First Colonial Funds, Ltd. As a result of this transaction, the Company terminated its relationship with First Colonial Funds, Ltd.

     COLONIAL FUNDS, LIMITED: In July 1995, the Company acquired 100% of the class B common stock of Colonial Funds, Limited. Colonial Funds, Limited is a Commonwealth of the Bahamas offshore fund with investments in various companies.

     During August 1996, the Company entered into a recession agreement with Colonial Funds, Limited for the purpose conforming to BDC requirements. Under the recession agreement the Company returned the class B common stock of Colonial Funds, Limited it owned and those shares were reissued to YPE, Inc.

     In May 1997, the class A common stock of Colonial Funds, Limited that were acquired by the Company in its exchange with First Colonial Funds, Ltd. were cancelled resulting in YPE, Inc. becoming the sole owner of Colonial Funds, Limited.

At December 31, 1997, the Company reduced the value of its investment in YPE to zero.

FIRST COLONIAL STUDIOS, INC., DBA ACCLAIM ("ACCLAIM"): The Company incorporated Acclaim during November 1996 under the laws of the State of Nevada. Acclaim was formed for the purpose of acquiring substantially all of the operating assets and liabilities of Acclaim Studios, LLC under an asset purchase agreement

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.   INVESTMENTS (CONTINUED)

     FIRST COLONIAL STUDIOS, INC., DBA ACCLAIM ("ACCLAIM") (CONTINUED): . The purchase agreement became effective in June 1997. Acclaim Studios, LLC is a State of California limited liability company which operated in the business of audio and video production and post-production from two locations, one in Studio City, California and another in West Los Angeles, California. During 1997, the Studio City location was closed and relocated to the West Los Angeles location in a move to reduce fixed overhead costs. Subsequently, during August 1998, Acclaim ceased its activities and the West Los Angeles location was closed.

     Certain assets of Acclaim were sold on a financing lease, and certain other assets were exchanged for stock. The investment in Acclaim at December 31, 1997 was reduced to zero.

     FIRST COLONIAL PRODUCTIONS, INC. ("PRODUCTIONS"): During June 1997, the Company formed Productions under the laws of the State of Nevada as a wholly owned portfolio company. Productions acquired the customer list, miscellaneous assets, and the leasehold improvements of Beverly Hills Publishing, Inc., dba The Beverly Hills Video Group, a California corporation which had operated a video production and post-production business in West Los Angeles, California. Productions operated the business from June 1997 through August 1998 when it was closed.

     During March 1997, Productions acquired the assets of Golden Hill Studio, Inc., a Florida corporation specializing in television and special event productions for the Spanish language and which its creditors had seized. In October 1998, the operations were ceased because they were unable to achieve certain financial objectives and profitability.

     Because Productions operated at a loss, a zero value was assigned at December 31, 1997.

     DRYDEN ENERGY, INC. ("DRYDEN"): In August 1997, the Company acquired 100% of the outstanding common stock of Dryden a non-operating, non-public Texas corporation which owned the rights to certain subleases for the oil, gas and mineral rights for various properties located in Coleman County, Texas.

     During 1997, Dryden's management company opened six of the ten previously capped natural gas wells located on the properties, and commenced extraction and sale operations. Also during 1997, Dryden acquired the Paint Rock oil and gas leases from FCREL, so that energy related activities would be consolidated in one investment company.

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.   INVESTMENTS (CONTINUED)

     DRYDEN ENERGY, INC. ("DRYDEN")(CONTINUED): Also during 1997 due to lack of financing, Dryden defaulted on payments due to its' management company in connection with the acquisition of the subleases. Resolution of the default is ongoing. As a result the Company's investment in Dryden was reduced to zero as of December 31, 1997.

     SHERWOOD PROPERTIES, INC. ("SHERWOOD"): On August 10, 1994, the Company acquired the rights to 50% of the common stock of Sherwood, a company incorporated under the laws of the State of Nevada. Sherwood was formed to hold 50% of the stock of a Mississippi corporation that owns, subject to a land sale contract, certain residential lots and is a joint venture partner in the construction and sale of homes on the lots.

     During 1996, the Mississippi corporation was unable to pay certain installments required by the contract due to lack of cash. The land sale contract contains a clause providing the sellers the option to cancel the contract should default occur. The sellers have not exercised their option to cancel the contract.

     For these reasons, the Company has written down its investment in Sherwood to zero until the Sherwood financial condition improves. There is no assurance that the Mississippi corporation will be successful in raising the capital necessary to cure the default, and Sherwood may loose its investment if substantial capital is not obtained. Sherwood conducted no operations during 1997 or 1996.

     GULF COAST HOTELS, INC. ("GULF COAST"): In December 1994, the Company purchased the rights to 50% of Gulf Coast, a company incorporated under the laws of the State of Nevada. Gulf Coast was formed to purchase the rights to approximately 1.4 acres in Biloxi, Mississippi and to develop a high-rise condominium hotel on that site. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment. The seller has provided extensions to Gulf Coast, however, the agreement is in default.

     During 1997, Gulf Coast entered into agreements to sell its interest in the property and to become a minority partner in the development project subject to the majority partners obtaining financing. During 1997, the Company charged to expense an additional advance of $35,000 made to Gulf Coast in connection with costs for a pending sale of the Gulf Coast properties. Gulf Coast conducted no operations during 1997 or 1996.

     For these reasons, the Company has written down its investments in Gulf Coast to zero until Gulf Coast is successful in raising capital, and Gulf Coast may loose its investment if substantial capital is not obtained.

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.   INVESTMENTS (CONTINUED)

     TND/MEDICAL INTERNATIONAL, INC. ("TND"): During August 1996, the Company acquired a one-third interest in TND, an entity incorporated under the laws of the State of California. TND owns, subject to a third-party management agreement, a magnetic resonance imaging center located in San Diego, California.

     TND was acquired for a price of $350,000 to be paid through insurance of the Company's common stock. During 1996, the Company paid $10,000 cash and issued 120,000 shares of common stock for which the Company received a total of $130,000 credit toward the purchase price, and the remaining unpaid $220,000 was recorded as a note payable. During 1997, the Company did not have the cash to redeem the note payable in accordance with the terms of the purchase agreement. The Company and TND have not determined what course of action to take as a result of the Company's default.

     Accordingly, the company reduced its carrying value of TND to zero at December 31, 1997.

     AND IN JUSTICE FOR ALL, INC., DBA LEGAL CLUB OF AMERICA ("LEGAL CLUB"):
     During March 1996, the Company acquired a 10% interest in Legal Club, which was incorporated under the laws of the State of Florida. Legal Club started a new nationwide membership organization providing access to attorney services at discounted rates.

     Legal Club was acquired by exchanging 400,000 shares of the Company's common stock. During 1997, Legal Club continued expanding its membership and the Company entered into an agreement to increase its ownership in Legal Club to 14.44%. The agreement also required the Company to issue an additional 515,235 shares of the Company's common stock and required Legal Club to assume the Company's convertible debenture payable, plus any unpaid interest. The agreement further provides that Legal Club may reacquire the additional 4.44% interest at a fixed price of $266,666 prior to July 31, 1999.

     During 1998, Legal Club became a publicly traded company.

     The value of the Company's investment in Legal Club at December 31, 1997 was determined based upon management's appraisal.

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

4.   INVESTMENTS (CONTINUED)

     Unrealized gain (loss) on investments consisted of the following at December 31:

                                                                                   1997               1996
                                                                                -------------    -------------
              Dryden                                                             $(1,803,201)   $           -
              CRI                                                                   (649,952)           7,021
              TND                                                                   (350,000)               -
              Legal Club                                                            (176,426)               -
              Gulf Coast                                                             (35,000)               -
              Baja Pacific                                                            (7,500)               -
              YPE                                                                     (3,367)               -
              Sherwood                                                                     -          (10,000)
                                                                                  ----------          -------

              Total unrealized loss on investments                               $(3,025,446)       $  (2,979)
                                                                                  ----------          -------
                                                                                  ----------          -------

5.   OTHER INVESTMENTS

     Other investments consisted of the Company's interest in non-qualifying assets as follows at December 31, 1997 and 1996:

                                                                                  Cost and/
                                                                    Shares        or equity      Fair Value
                                                                    ------        ---------      ----------
           First Colonial Funds, Ltd.:
             Common stock, at appraised value                        50,000         $110,000                -
             Advances, at cost                                            -            4,304                -
                                                                                   ---------    -------------
            Total other investments                                                 $114,304   $            -
                                                                                   ---------    -------------
                                                                                   ---------    -------------

6.   NOTES PAYABLE

     Notes payable consisted of the following at December 31:

                                                                                   1997               1996
                                                                                -------------    -------------
              Convertible debentures                                            $          -     $    210,000

              Loans payable to private investor,  due on demand
                with interest 2% over Bank
                of America's prime rate.                                             297,428          277,863
                                                                                     -------          -------

              Total notes payable                                               $    297,428     $    487,863
                                                                                     -------          -------
                                                                                     -------          -------

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

7.   RELATED PARTY DEBT

     Related party debt consisted of the following at December 31:

                                                                                   1997              1996
                                                                                -------------    -------------
              Amounts advanced from CRI, non-
              interest bearing and due on demand.                               $     65,611      $   837,456

              Amounts payable to complete the
               Company's investment in TND, was
                due in 1997.                                                         220,000         220,000
                                                                                 -----------      ----------
              Total related party debt                                           $   285,611      $1,057,456
                                                                                 -----------      ----------
                                                                                 -----------      ----------

8.   COMMON STOCK

     During February 1996, pursuant to US Securities Regulation E, the Company issued an aggregate of 5,300,000 shares of Colonial Funds, Limited common stock subject to stock purchase agreements totaling $4,500,000.

     During October 1994, the Company entered into agreements with two unrelated individuals to grant them options to acquire an aggregate of 82,500 shares of the Company's common stock at the price of $.001 per share. The options were exercisable until October 2, 1998. The Company has reserved 82,500 shares of its common stock for issuance under the option agreements.

9.   INCOME TAXES

     Deferred income taxes consisted of the following at December 31:

                                                                                   1997               1996
                                                                                 -----------       ----------
               Deferred tax assets:
                Net operating loss carryovers                                    $ 1,900,000      $   846,000
                Unrealized losses on investments                                     360,500          361,300
                                                                                 -----------       ----------
                                                                                   2,260,500        1,207,300
              Valuation allowance for deferred tax
                assets                                                           (2,260,500)       (1,207,300)
                                                                                 -----------       ----------
              Net deferred income taxes                                          $        -        $        -
                                                                                 -----------       ----------
                                                                                 -----------       ----------

     The Company had net operating loss carryovers as of December 31, 1997 of approximately $2,173,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be

                          FIRST COLONIAL VENTURES, LTD.

                          Notes to Financial Statements

                                December 31, 1997

9. INCOME TAXES (CONTINUED): limited. If not utilized against future taxable income, the tax loss carryovers will expire in the years 1998 thorugh 2009. The consolidated tax returns of the Company are filed in the name of CRI as a result of the original reverse purchase of the assets of FCVL in 1987 by CRI.

10.  LEGAL MATTERS

     The president of the Company, along with several other individuals, has been indicted by the United States District Court, Southern District of New York alleging conspiracy, securities fraud, and wire-fraud. The president denies the allegations and is vigorously defending the matter.

     In addition, the United States securities and Exchange Commission is conducting a private investigation of the Company in connection with its financial reporting practices. The investigation has not yet been completed and no formal allegations have been charged. The Company does not believe it has violated any securities rules and regulations.

11.  OTHER RELATED PARTY TRANSACTIONS

     The Company pays a monthly management fee of $13,500 to its president pursuant to a month-to-month consulting agreement.

12.  SUBSEQUENT EVENTS

     During 1998, the Company issued 2,250,000 shares of its common stock in exchange for all of the assets of Golden Hill Studios, Inc., plus cash of $120,000.

     During 1998, the Company issued 300,000 shares of its common stock to TND. These shares were cancelled during 1999.

     During 1998, the Company issued 520,000 shares of its common stock to Dryden for its use in raising additional equity capital.

     During 1998, the Company acquired a 50% interest in Auckland Enterprises, LLC for cash of $80,000. Auckland Enterprises, LLC operated a television production company in Los Angeles, California. This investment was sold in 1999 for $130,000. The proceeds consisted of cash of $28,000 and a note receivable of $102,000.