Form 10QSB
period 1999-03-31
FIRST COLONIAL VENTURES LTD
filed 1999-10-28
CIK 769882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________

                        Commission file number: 2-98014-D

                          FIRST COLONIAL VENTURES, LTD.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                  Utah                                     87-0421903
                 ------                                   ------------
       (State or other jurisdiction of                 (I.R.S. employer
       incorporation or organization)               identification number)

      6033 West Century Boulevard, Suite 280, Los Angeles, California 90045
      ----------------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 642-0200

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.
                            Yes          No X
                               -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common stock: $.001 par value 15,216,264 shares outstanding at March 31, 1999

Transitional Small Business Disclosure Format:       Yes               No   X
                                                        -----             ----
Documents incorporated by reference:        One

Total sequentially numbered pages in this document:  13

                                      INDEX

                          FIRST COLONIAL VENTURES. LTD.

PART I.           FINANCIAL INFORMATION

Item     1.       Financial Statements (Unaudited)

                  (a). Balance sheets, First Colonial Ventures, Ltd., March 31, 1999 and December 31, 1998.

                  (b). Statements of operations, First Colonial Ventures, Ltd., three months ended March 31, 1999 and 1998.

                  (c). Statements of cash flows, First Colonial Ventures, Ltd., three months ended March 31, 1999 and 1998.

                  (d).     Notes to financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II.          OTHER INFORMATION

Item     5.       Other Information

                  (a). Incorporation by reference of Schedule 14-C Information Statement dated September, 1999.

                  (b).     Resolutions adopted by shareholders in June 1999.

PART I.           FINANCIAL INFORMATION

                          Item 1. Financial Statements

                          FIRST COLONIAL VENTURES, LTD.
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                       March 31            December 31
                                                         1999                  1998
                                                      -----------        -------------
                 Assets
            --------------
Investments at fair value (cost $671,208
  at 3/31/99 and $752,208 at 12/31/98)                $   200,000         $   281,000
Notes receivable                                          102,000                  --
Other assets                                               16,044              16,068
                                                      -----------         -----------

                                                      $   318,044         $   297,068
                                                      -----------         -----------
                                                      -----------         -----------

      Liabilities and Stockholders' Deficit
      --------------------------------------

Outstanding checks in excess of cash in bank          $       199         $     3,493
Notes payable                                             699,453             699,453
Accounts payable and accrued liabilities                  495,930             468,274
Management fees payable to officer                        404,470             375,220
                                                      -----------         -----------

Total Liabilities                                       1,600,052           1,546,440
                                                      -----------         -----------

Stockholders' Deficit:

Common stock; $.001 par value; authorized
  500,000,000 shares; outstanding 15,216,264
  shares at 3/31/99 and 15,516,264 at 12/31/98             15,216              15,516
Preferred stock; no par value; authorized
  10,000,000 shares; none outstanding                          --                  --
Additional paid in capital                              9,758,935           9,758,935
Convertible note payable                                       --                  --
Accumulated deficit:
  Pre-Business Development Company                     (3,508,063)         (3,508,063)
  Net realized investment losses                       (7,076,888)         (7,044,552)
  Net unrealized investment losses                       (471,208)           (471,208)
                                                      -----------         -----------

Total Stockholders' Deficit (net asset
  value per share ($.08) at 3/31/99 and
  12/31/98)                                            (1,282,008)         (1,249,372)
                                                      -----------         -----------

                                                      $   318,044         $   297,068
                                                      -----------         -----------
                                                      -----------         -----------

                          FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For The Three Months Ended
                                                   --------------------------
                                                   March 31          March 31
                                                     1999              1998
                                                   --------          ---------
Revenues:
  Management fees                                  $      --         $  45,000
  Other                                               51,309                --
                                                   ---------         ---------

Total revenues                                        51,309            45,000
                                                   ---------         ---------

Investment expense:
  Loss on investments                                     --           136,632
  Salaries and management fee                         59,406            97,388
  Other general and administrative expenses           15,011            22,876
  Legal and accounting fees                            6,875             6,875
  Depreciation expense                                   875               933
  Interest expense                                       678            13,178
                                                   ---------         ---------

Investment expenses                                   82,845           277,882
                                                   ---------         ---------

Net investment loss before
  provision for income taxes                         (31,536)         (232,882)

Provision for income taxes                              (800)             (800)
                                                   ---------         ---------

Net investment loss                                $ (32,336)        $(233,682)
                                                   ---------         ---------
                                                   ---------         ---------

Net loss per share                                 $      --         $    (.02)
                                                   ---------         ---------
                                                   ---------         ---------



                          FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For The Three Months Ended
                                                       -----------------------------
                                                        March 31          March 31
                                                          1999              1998
                                                       ----------        -----------
Cash flows from operating activities:
         Net investment loss                            $ (32,336)        $ (81,648)
         Adjustments to reconcile net
            loss to net cash used in
            operating activities:
                  Depreciation                                875             1,580
                  Increase in other assets                   (851)               --
                  Increase in accounts payable
                      and accrued liabilities              56,906            57,992
                                                        ---------         ---------

Net cash provided (used) in operating activities           24,594           (22,076)
                                                        ---------         ---------

Cash flows from investing activities:
         Sale of STS investment to Auckland                81,000
         Receipt of Auckland note receivable             (102,000)               --
         Other qualified investment                            --              (700)
         Purchase of equipment                                 --           (19,000)
                                                        ---------         ---------

Net cash (used) in investing activities                   (21,000)          (19,700)
                                                        ---------         ---------

Cash flows from financing activities:
         Paid in capital                                       --           202,125
         Common stock retired                                (300)               --
         Repayment of related party debt                       --          (161,732)
                                                        ---------         ---------

Net cash provided (used) in financing activities             (300)           40,393
                                                        ---------         ---------

Net increase (decrease) in cash                             3,294            (1,383)

Cash - Beginning of quarter                                (3,493)            2,872
                                                        ---------         ---------

Cash - End of quarter                                   $    (199)        $   1,489
                                                        ---------         ---------
                                                        ---------         ---------

Cash paid during the period:
         Interest                                       $      --         $      --
                                                        ---------         ---------
                                                        ---------         ---------
         Income taxes                                   $      --         $      --
                                                        ---------         ---------
                                                        ---------         ---------

FIRST COLONIAL VENTURES, LTD.
NOTES TO FINANCIAL STATEMENTS


NOTE A - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997 and, when filed, December 31, 1998.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF THE COMPANY: First Colonial Ventures, Ltd. (the "Company" or "FCVL"), is a "Business Development Company" (a "BDC") as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. The Company acquires ownership interests in business opportunities.

BUSINESS DEVELOPMENT COMPANY REPORTING: The financial statements include only the accounts of FCVL because, pursuant to industry practice, an investee of a business development company is not consolidated unless such investee is a small business investment company or a wholly owned business development company.

The fair value method of investment valuation provides for FCVL's board of directors to be responsible for valuation of the Company's investments, including notes receivable. Fair value is the estimated amount that reasonably could be expected to be realized in a current arm's length sale. Investments are carried at fair value using the cost or appraisal methods.

Financial statement account categories such as investments and notes receivable, which relate to the Company's operations as a BDC, are included as operating activities in the statement of cash flows.

"Net Asset Value Per Share" is computed by dividing total stockholders' equity by the number of common shares outstanding at the end of the period.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company and its investees sustained operating losses for several years and require substantial amounts of working capital in their operations. At March 31, 1999, liabilities exceed assets by $1,282,000. The Company does not have an investee with current operations. The Company continues to have difficulty in meeting its obligations as they become due. The Company's cash flow for the quarter ended March 31, 1999, was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. Creditors have recorded judgments against the Company. The ability of the Company to acquire profitable operations and generate sufficient positive cash flow is dependent upon obtaining additional capital and/or sale of remaining investments. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH:  Cash includes only cash in unrestricted bank accounts.

INCOME TAXES: Income taxes are accounted for using an asset and liabilities approach. Under this method, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and their tax bases that will result in taxable or deductible amounts in the future using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities.

NET LOSS PER SHARE: Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Preferred stock is not considered to be a common stock equivalent.

SIGNIFICANT RISKS AND UNCERTAINTIES: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions relating to the reporting of assets and liabilities and the reported amounts for revenues and expenses. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE C - INVESTMENTS

Investments included the following at March 31, 1999 and December 31, 1998:


                                                          Cost and/
                                                Shares    or equity     Fair Value
                                              --------    ---------     ----------
At March 31, 1999:

Controlled (50%) portfolio company:
    Gulf Coast Hotels, Inc.
         Common stock                            1,875     $209,782      $     --
         Advances                                            85,000            --

Other portfolio company:
    And In Justice For All, Inc.
         Common stock, appraised value         650,000      376,426       200,000
                                                          ---------     ----------

Investments March 31, 1999                                 $671,208      $200,000
                                                          =========     =========

At December 31, 1998:

Controlled (50%) portfolio company:
    Gulf Coast Hotels, Inc.
         Common stock                            1,875     $209,782      $     --
         Advances                                            85,000            --

Other portfolio company:
    STS Communications
         Advances, at cost                                   81,000        81,000
    And In Justice For All, Inc.
         Common stock, appraised value         650,000      376,426       200,000
                                                          ---------     ----------

Investments December 31, 1998                              $752,208      $281,000
                                                          =========     ==========

During 1998, the Company closed its operating investees due to continuing losses. Closed were Acclaim Studios, Acclaim Productions, and Contemporary Resources. Also during 1998 the Company wrote off various other investments due to lack of working capital. For the most part, these other investments had already been reserved by previous charges to Accumulated Unrealized Losses. Accordingly, the 1998 write offs consisted of reclassification from unrealized losses to realized losses, plus additional realized losses from 1998 advances made by the Company to these investees.

At December 31, 1998, the Company's remaining investments included the Gulf Coast Hotels project, cash advances to STS Communications, and the investment in And In Justice For All (the "Legal Club") common stock.

Gulf Coast Hotels - In 1994 Gulf Coast Hotels (a non-public Mississippi corporation) acquired the rights to approximately 1.4 acres in Biloxi, Mississippi, for the purpose of developing a high-rise condominium on the site. Negotiations began approximately two years ago for the transfer of these rights to a development group in exchange for cash plus a minority interest in the group. Although tentative agreement has been reached several times, there have been various obstacles including water rights, sewer limitations, and undisclosed liens against the property, which have prevented closing the deal. Due to the uncertainties involved, the investment was fully reserved in 1997 by a charge to unrealized losses. Management believes that eventually the project will go forward and continues to support resolution of the obstacles.

STS Communications - During 1998, the Company made cash advances totaling $96,000 to STS Communications (a non-public California corporation) in an agreement whereby the Company would eventually acquire as much as 50% of STS. Later during 1998, STS was acquired by Auckland Entertainment, LLC, a non-public California limited liability company. In March 1999, a Settlement Agreement was reached between the Company and Auckland whereby Auckland would pay to the Company a total of $130,000 as complete payment for the Company's interests in STS Communications.

Legal Club - During 1996 and 1997, the Company acquired 650,000 shares (approximately 4.6%) of the Legal Club, a nationwide membership organization providing access to attorney services at discounted rates. During 1998 the Legal Club became a public company trading over-the-counter. Although bid and ask prices for Legal Club common stock are available, financial statements for the Legal Club are not available. Accordingly, the Company valued its Legal Club investment based upon management's appraisal. On June 7, 1999, the Company paid out 250,000 shares of its Legal Club common stock as a loan fee, and assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for a loan and legal fees. The loan agreement provides for an "orderly liquidation" of the Legal Club shares held as collateral commencing December 1999 to repay the loan (also see Note F).

NOTE D - NOTES RECEIVABLE

Notes receivable included the following at March 31, 1999 and December 31, 1998:


                                                                  March           December
                                                                  1999              1998
                                                                ---------         ---------
          RABO - Installment note dated 1994 for the
          original amount of $88,000; secured by assets
          and personal guarantee; payable $2,000 monthly
          including interest at 10% per annum                   $  60,000         $  60,000
          Less: valuation reserve                                 (60,000)          (60,000)

          AUCKLAND - Installment note dated 3/16/99 in
          the original amount of $130,000; secured by
          equipment; payable monthly per schedule; plus
          interest at 10% per annum                               102,000                --
                                                                ---------         ---------

          Notes Receivable                                      $ 102,000             $  --
                                                                =========         =========

Payments made by Rabo or Auckland and received by the Company after June 7, 1999, are to be split 65% to the Company and 35% to a law firm. This Company agreed to split payments received as part of the terms of the loan negotiated on June 7, 1999, discussed in greater detail under "Foothill Bank" in Note F.

NOTE E - OTHER ASSETS

At both March 31, 1999 and December 31, 1998, other assets included office equipment (at cost minus accumulated depreciation) and office lease deposits.

NOTE F - NOTES PAYABLE

Notes payable consisted of the following at March 31, 1999 and December 31, 1998:

                                                      March          December
                                                       1999            1998
                                                     --------        --------
          Private Investor - demand note
          interest at 2% over Bank of America
          prime rate                                 $309,453        $309,453

          Foothill Bank - guarantee of loan
          to Contemporary Resources                   390,000         390,000
                                                     --------        --------

          Notes payable                              $699,453        $699,453
                                                     ========        ========

Private Investor Demand Note - In December 1997, the Company issued 150,000 shares of its common stock to the private investor under an agreement whereby the Company would attempt to payoff the note with shares of its stock. The Company guaranteed the private investor that the proceeds received from future sale of the investor's FCVL stock would be sufficient to payoff the note in full.

Foothill Bank - The Company guaranteed the asset based line of credit extended by Foothill Independent Bank to Contemporary Resources. Since the closure of Contemporary, the bank has looked to the Company to honor its guarantee and payoff the line of credit. On June 7, 1999, the Company arranged for a loan in the amount of $525,000 and used the proceeds to payoff the Foothill Bank line of credit, to pay certain legal and consulting fees, and for working capital. Terms of the new loan included a loan fee of 250,000 shares of Legal Club common stock tendered to the lender. Also, the Company assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for the loan and legal fees. The loan plus interest at 10% per annum is due August 31, 2000. Notwithstanding the loan due date, the loan agreement provides for an "orderly liquidation" of the Legal Club shares commencing December 1999 to repay the loan.

NOTE G - MANAGEMENT FEE PAYABLE TO OFFICER

The Company pays a monthly management fee of $13,750 to its president pursuant to a month-to-month management agreement. For the past several years, the Company has been unable to pay the fee in full. Accordingly, this accrued liability represents amounts earned, but not yet paid to the Company's president.

NOTE H - COMMON STOCK

On January 1, 1999, the Company entered into an agreement to acquire 100% of the outstanding shares of Communications 2000, a non-public California corporation that sells and installs telephone and other communication equipment and systems. The Company will exchange a note convertible into 2,000,000 shares of FCVL common stock for all of the outstanding shares of Communications 2000. The note is convertible on or after March 31, 2000. The Company may rescinded the agreement if Communications 2000 does not meet certain financial goals, and Communications 2000 may rescind the agreement if the Company's common stock is not trading at or above one dollar by March 31, 2000.

The Company cancelled 300,000 shares of common stock during the first quarter of 1999. These shares had been issued to TND Medical in connection with the Company's acquisition of TND, and were cancelled due to the Company's termination of its investment in TND.

NOTE I - INCOME TAXES

Deferred income taxes consisted of the following at March 31, 1999 and December 31, 1998:

                                                   March               December
                                                    1999                 1998
                                                 -----------         -----------
          Deferred tax assets:
            Net operating loss carryovers        $ 2,230,000         $ 2,220,000
            Unrealized losses                        165,000             165,000
                                                 -----------         -----------

                                                   2,395,000           2,385,000
          Valuation allowance                     (2,395,000)         (2,385,000)
                                                 -----------         -----------

          Net deferred income taxes              $        --         $        --
                                                 ===========         ===========

The Company had net operating loss carryovers as of December 31, 1998 of approximately $ 6,800,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire in the years

1999 through 2010. The consolidated tax returns of the Company are filed in the name of Contemporary Resources as a result of the original reverse purchase of the assets of FCVL in 1987 by Contemporary Resources.

NOTE J - LEGAL MATTERS

The president of the Company, along with several other individuals, has been indicted by the United States District Court, Southern District of New York, alleging conspiracy, securities fraud, and wire fraud. The president denies the allegations and is vigorously defending the matter.

In addition during 1997, the United States Securities and Exchange Commission began a private investigation of the Company in connection with its financial reporting practices. The investigation has not yet been completed and no formal allegations have been charged. The Company does not believe it has violated any securities rules and regulations.

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

The Company was formed for the purpose of acquiring ownership interests in business opportunities. During 1998, the Company closed its operating investees, Acclaim Studios, Acclaim Productions, and Contemporary Resources, and currently owns only passive investments.

The following discussion is based on the unaudited financial statements contained elsewhere in this report. The unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of the liabilities that may result from the possible inability of the Company to continue as a going concern. See Note B of Notes to the Financial Statements.

RESULTS OF OPERATIONS

REVENUES - The Company received revenues in the form of management fees charged to its operating investees for whom the company provided management, clerical, and accounting services. The Company charged such management fees to investees during the first and second quarters of 1998. However, during the third quarter 1998 the Company discontinued charging its management fees as it became apparent operations at the subject investees would cease. No management fees have been changed in 1999.

Other revenues for the period ended March 31, 1999, were recoveries of advances to Contemporary Resources and Acclaim in the amount of $17,309 plus gain on the settlement of the STS Communications investment in the amount of $34,000.

LOSS ON INVESTMENTS - For 1998 this loss represents the write-off of advances made principally to Acclaim and Contemporary Resources. Since the operating investees were closed by December 31, 1998, no additional advances were made during 1999, thus no additional loss occurred.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES - Other administrative expenses declined for the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998. Expenses declined because employees were discharged and expenses cut back in conjunction with closure of the Company's operating investees.

LIQUIDITY AND CAPITAL RESOURCES - Currently, the Company's principal sources of liquidity are from collection on the Rabo and Auckland notes receivable, and from collection of old trade receivables from Acclaim and Contemporary Resources. The Company's long-term strategy is to seek acquisitions in the communications and internet industries that will provide cash flow and a capital base.

CENTURY DATE CHANGE COMPLIANCE

The century date change (CDC) issue results from computer programs that cannot differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly computer systems that have time-sensitive calculations may not properly recognize the year 2000. The Company has conducted an initial review of its computer systems to identify whether the system is CDC compliant. The computer equipment and software currently used by the Company is an older generation and will be affected by the CDC problem. The Company purchased a current generation system and new software, and will replace the existing system before December 31, 1999.

PART     II.      OTHER INFORMATION

Item     5.       Other Information.

(a) Information statement pursuant to 14(c) of the Securities Exchange Act of 1934 was filed September 1999 and is hereby incorporated by reference.

(b) Stockholders of the Company met in June 1999 and adopted all resolutions proposed by the board of directors as set forth in the Information Statement. Pursuant to this meeting of stockholders, the Company changed its name to Nova Communications, Ltd., changed its state of incorporation to Nevada, changed its federal identification number to 95-4756822, and terminated its Business Development Company status.