Form 10QSB
period 1999-06-30
FIRST COLONIAL VENTURES LTD
filed 1999-11-02
CIK 769882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended JUNE 30, 1999

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

     6033 WEST CENTURY BOULEVARD, SUITE 280, LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 642-0200

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.
                                Yes       No  X
                                   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common stock: $.001 par value 15,216,264 shares outstanding at June 30, 1999

Transitional Small Business Disclosure Format:       Yes       No   X
                                                        -----     -----

Documents incorporated by reference:    None

Total sequentially numbered pages in this document:  17

                                      INDEX

                          FIRST COLONIAL VENTURES. LTD.

PART      I.      FINANCIAL INFORMATION

Item     1.       Financial Statements (Unaudited)

                  (a). Balance sheets, First Colonial Ventures, Ltd., June 30, 1999 and December 31, 1998.

                  (b). Statements of operations, First Colonial Ventures, Ltd., six months ended June 30, 1999 and 1998.

                  (c). Statements of operations, First Colonial Ventures, Ltd., three months ended June 30, 1999 and 1998.

                  (d). Statements of cash flows, First Colonial Ventures, Ltd., six months ended June 30, 1999 and 1998

                  (e).     Notes to financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II. OTHER INFORMATION

Item     5.       Other Information

                  (a). Incorporation by reference of Schedule 14-C Information Statement dated September, 1999.

                  (b).     Resolutions adopted by shareholders in June 1999.

PART     I.       FINANCIAL INFORMATION

                              Item 1. Financial Statements

                          FIRST COLONIAL VENTURES, LTD.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                            June 30               December 31
                                                             1999                    1998
                                                          -----------             -----------
                           ASSETS

Investments at fair value (cost $512,212
  at 6/30/99 and $752,208 at 12/31/98)                    $   119,039             $   281,000
Notes receivable                                               88,380                      --
Cash                                                           46,913                      --
Other assets                                                  208,699                  16,068
                                                          -----------             -----------

                                                          $   463,031             $   297,068
                                                          -----------             -----------
                                                          -----------             -----------

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Outstanding checks in excess of cash in bank              $        --             $     3,493
Notes payable                                                 854,253                 699,453
Accounts payable and accrued liabilities                      450,874                 468,274
Management fees payable to officer                            427,520                 375,220
                                                          -----------             -----------

Total Liabilities                                           1,732,647               1,546,440
                                                          -----------             -----------

Stockholders' Deficit:

Common stock; $.001 par value; authorized
  500,000,000 shares; outstanding 15,216,264
  shares at 6/30/99 and 15,516,264 at 12/31/98                 15,216                  15,516
Preferred stock; no par value; authorized
  10,000,000 shares; none outstanding                              --                      --
Additional paid in capital                                  9,758,935               9,758,935
Convertible note payable                                           --                      --
Accumulated deficit:
  Pre-Business Development Company                         (3,508,063)             (3,508,063)
  Net realized investment losses                           (7,064,496)             (7,044,552)
  Net unrealized investment losses                           (471,208)               (471,208)
                                                          -----------             -----------

Total Stockholders' Deficit (net asset
  value per share ($.08) at 6/30/99 and
  12/31/98)                                                (1,269,616)             (1,249,372)
                                                          -----------             -----------

                                                          $   463,031             $   297,068
                                                          -----------             -----------
                                                          -----------             -----------



                          FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            For The Six Months Ended
                                                       -------------------------------
                                                        June 30               June 30
                                                          1999                 1998
                                                       ---------             ---------
Revenues:
  Management fees                                      $      --             $  90,000
  Gain on investments                                    165,939                    --
  Interest and other                                      42,477                    --
                                                       ---------             ---------

Total revenues                                           208,416                90,000
                                                       ---------             ---------

Investment expense:
  Loss on investments                                         --               292,953
  Salaries and management fee                            122,654               195,592
  Other general and administrative expenses               33,690                43,743
  Legal and accounting fees                               48,392                18,750
  Loan fees                                               15,277                    --
  Depreciation expense                                     1,575                 1,864
  Interest expense                                         5,972                14,333
                                                       ---------             ---------

Investment expenses                                      227,560               567,235
                                                       ---------             ---------

Net investment loss before
  provision for income taxes                             (19,144)             (477,235)

Provision for income taxes                                  (800)                 (800)
                                                       ---------             ---------

Net investment loss                                    $ (19,944)            $(478,035)
                                                       ---------             ---------
                                                       ---------             ---------


Net loss per share                                     $      --             $    (.02)
                                                       ---------             ---------
                                                       ---------             ---------



                          FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For The Three Months Ended
                                                       ------------------------------
                                                        June 30              June 30
                                                         1999                  1998
                                                       ---------            ---------
Revenues:
  Management fees                                      $      --            $  45,000
  Gain on investments                                    131,939
  Interest and other                                      25,168                   --
                                                       ---------            ---------

Total revenues                                           157,107               45,000
                                                       ---------            ---------

Investment expense:
  Loss on investments                                         --              156,321
  Salaries, consulting,  and management fee               63,248               98,204
  Other general and administrative expenses               18,679               20,867
  Legal and accounting fees                               41,517               11,875
  Loan fees                                               15,277                   --
  Depreciation expense                                       700                1,866
  Interest expense                                         5,294                  220
                                                       ---------            ---------

Investment expenses                                      144,715              289,353
                                                       ---------            ---------

Net investment income (loss) before
  provision for income taxes                              12,392             (244,353)

Provision for income taxes                                    --                   --
                                                       ---------            ---------

Net investment income (loss)                           $  12,392            $(244,353)
                                                       ---------            ---------
                                                       ---------            ---------


Net income (loss) per share                            $      --            $    (.02)
                                                       ---------            ----------
                                                       ---------            ----------



                          FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       For The Six Months Ended
                                                                   -------------------------------
                                                                    June 30               June 30
                                                                      1999                  1998
                                                                   ---------             ---------
Cash flows from operating activities:
         Net investment loss                                       $ (19,944)            $(478,035)
         Adjustments to reconcile net
            loss to net cash used in
            operating activities:
                  Depreciation                                         1,575                 1,864
                  Loss on equipment sold                               4,268                    --
                  Deposit                                               (851)                   --
                  Prepaid expenses                                  (197,623)                   --
                  Increase in accounts payable
                      and accrued liabilities                         34,900               187,514
                                                                   ---------             ---------

Net cash (used) in operating activities                             (177,675)             (288,657)
                                                                   ---------             ---------

Cash flows from investing activities:
         Sale of STS investment to Auckland                           81,000
         Receipt of Auckland note receivable                        (102,000)                   --
         Collection of Auckland note                                  13,620                    --
         Sale and disposal of Legal Club stock                        88,461                    --
         Advances to Communications 2000                              (7,500)                   --
         Advances to STS                                                  --               (96,000)
         Purchase of equipment                                            --                (4,793)
                                                                   ---------             ---------

Net cash provided (used) in investing activities                      73,581              (100,793)
                                                                   ---------             ---------

Cash flows from financing activities:
         Paid in capital                                                  --               265,381
         Common stock issued (retired)                                  (300)                3,070
         Borrowing                                                   544,800                12,025
         Repayment of bank debt                                     (390,000)                   --
         Borrowing - related party                                        --               109,581
                                                                   ---------             ---------

Net cash provided in financing activities                            154,500               390,057
                                                                   ---------             ---------

Net increase in cash                                                  50,406                   607
Cash - Beginning of period                                            (3,493)                  689
                                                                   ---------             ---------

Cash - End of period                                               $  46,913             $   1,296
                                                                   ---------             ---------
                                                                   ---------             ---------



                          FIRST COLONIAL VENTURES, LTD
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)


                                                                        For The Six Months Ended
                                                              -------------------------------------------
                                                                    June 30                   June 30
                                                                      1999                      1998
                                                              ------------------         ----------------
Supplemental Disclosure of Cash Flow Information -

Cash paid during the period:
         Interest                                             $               --         $              --
                                                              ------------------         -----------------
                                                              ------------------         -----------------


         Income taxes                                         $               --         $              --
                                                              ------------------         -----------------
                                                              ------------------         -----------------




FIRST COLONIAL VENTURES, LTD.
NOTES TO FINANCIAL STATEMENTS


NOTE A - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company and its investees sustained operating losses for several years and require substantial amounts of working capital in their operations. At June 30, 1999, liabilities exceed assets by $1,270,000. The Company does not have an investee with current operations. The Company continues to have difficulty in meeting its obligations as they become due. The Company's cash flow for the quarter ended June 30, 1999, was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. Creditors have recorded judgments against the Company. The ability of the Company to acquire profitable operations and generate sufficient positive cash flow is dependent upon obtaining additional capital and/or sale of remaining investments. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE C - INVESTMENTS

Investments included the following at June 30, 1999 and December 31, 1998:


                                                              Cost and/
                                               Shares         or equity        Fair Value
                                               -------        ----------       -----------
AT JUNE 30, 1999:

Controlled (50%) portfolio company:
    Gulf Coast Hotels, Inc.
         Common stock (at cost)                  1,875        $  209,782        $       --
         Advances (at cost)                                       85,000                --

Other portfolio companies:
    Communications 2000, Inc.
         Advances (at cost)                                        7,500             7,500

    And In Justice For All, Inc.
         Common stock (appraised value)        362,500           209,930           111,539
                                                              ----------        ----------

Investments June 30, 1999                                     $  512,212        $  119,039
                                                              ----------        ----------
                                                              ----------        ----------

AT DECEMBER 31, 1998:

Controlled (50%) portfolio company:
    Gulf Coast Hotels, Inc.
         Common stock (at cost)                   1,875       $  209,782        $       --
         Advances (at cost)                                       85,000                --

Other portfolio companies:
     STS Communications
         Advances (at cost)                                       81,000            81,000

    And In Justice For All, Inc.
         Common stock (appraised value)         650,000          376,426           200,000
                                                              ----------        ----------

Investments December 31, 1998                                 $  752,208        $  281,000
                                                              ----------        ----------
                                                              ----------        ----------


During 1998 the Company closed its operating investees due to continuing losses. Closed were Acclaim Studios, Acclaim Productions, and Contemporary Resources. Also during 1998 the Company wrote off various other investments due to lack of working capital. For the most part, these other investments had already been reserved by previous charges to Accumulated Unrealized Losses. Accordingly, the 1998 write offs consisted of reclassification from unrealized losses to realized losses, plus additional realized losses from 1998 advances made by the Company to these investees.

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

STS Communications - During 1998, the Company made cash advances totaling $96,000 to STS Communications (a non-public California corporation) in an agreement whereby the Company would eventually acquire as much as 50% of STS. Later during 1998, STS was acquired by Auckland Entertainment, LLC, a non-public California limited liability company. In March 1999, a Settlement Agreement was reached between the Company and Auckland whereby Auckland would pay to the Company a total of $130,000, in the form of a note payable, as complete payment for the Company's interests in STS Communications. Also see Note D.

Legal Club - During 1996 and 1997, the Company acquired 650,000 shares of common stock of the Legal Club, a nationwide membership organization providing access to attorney services at discounted rates. During 1998 the Legal Club became a public company trading over-the-counter. The Legal Club shares owned by the Company were issued pursuant to Rule 144 and do not become "free trading" until December 1999. Although bid and ask prices for Legal Club common stock are available, financial statements for the Legal Club are not available. Accordingly, the Company valued its Legal Club investment based upon management's appraisal. On June 7, 1999, the Company paid out 250,000 shares of its Legal Club common stock as a loan fee, and assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for a loan and legal fees. The loan agreement provides for an "orderly liquidation" of the Legal Club shares held as collateral commencing December 1999 to repay the loan (also see Note F under Foothill Bank).

NOTE D - NOTES RECEIVABLE

Notes receivable included the following at June 30, 1999 and December 31, 1998:


                                                          June                     December
                                                          1999                       1998
                                                     -------------              -------------
         RABO - Installment note dated 1994
         for the original amount of $88,000;
         secured by assets and personal
         guarantee; payable $2,000 monthly
         including interest at 10% per annum         $      58,000              $      60,000




         Less: valuation reserve                           (58,000)                   (60,000)

         AUCKLAND - Installment note
         dated 3/16/99 in the original amount
         of $130,000; secured by equipment;
         payable monthly per schedule; plus
         interest at 10% per annum                          88,380                         --
                                                     -------------              -------------

         Notes Receivable                            $      88,380              $          --
                                                     -------------              -------------
                                                     -------------              -------------


Payments made by Rabo or Auckland and received by the Company after June 7, 1999, are to be split 65% to the Company and 35% to a law firm. This Company agreed to split payments received as part of the terms of the loan negotiated on June 7, 1999, discussed in greater detail under "Foothill Bank" in Note F.

NOTE E - OTHER ASSETS

At June 30, 1999 and December 31, 1998, other assets included the following:


                                              June                 December
                                              1999                   1998
                                            ---------             ---------
     Deposits                               $   3,177             $   2,326
     Office equipment (at cost)                21,205                25,998
     Accumulated depreciation                 (13,306)              (12,256)
     Prepaid consulting contract               18,750                    --
     Prepaid loan fee                         178,873                    --
                                            ---------             ---------

     Other assets                           $ 208,699             $  16,068
                                            ---------             ---------
                                            ---------             ---------


Prepaid consulting contract - The Company entered into a six-month consulting contract at a total cost of $25,000 in connection with the loan acquired on June 7, 1999, discussed in greater detail in Note F under Foothill Bank. The cost of this contract was recorded as a prepaid expense and is being written off to expense ratably over the six-month term of the contract from June through November 1999.

Prepaid loan fee - The Company paid as a loan fee 250,000 shares of its Legal Club common stock to obtain the loan acquired on June 7, 1999, discussed in greater detail in Note F under Foothill Bank. The Company determined that these shares had a fair value of $191,650 and recorded this amount as a prepaid loan fee. The loan fee is being written off to expense ratably over the fifteen-month term of the loan from June 1999 through August 2000.

NOTE F - NOTES PAYABLE

Notes payable consisted of the following at June 30, 1999 and December 31, 1998:


                                                               June                December
                                                               1999                  1998
                                                            ----------            ----------
         Private Investor - demand note dated
         4/29/94 plus interest at 2% over Bank
         of America prime rate                              $  309,453            $  309,453

         Investment Group - note dated 6/07/99
         due 8/31/00 plus interest at 10% per
         annum secured by assets of the Company                525,000                    --

         Note secured by equipment dated 4/11/99
         payable $461 monthly including
         interest  due March 2004                               19,800                    --

         Foothill Bank - guarantee of loan
         to Contemporary Resources                                  --               390,000
                                                            ----------            ----------

         Notes payable                                      $  854,253            $  699,453
                                                            ----------            ----------
                                                            ----------            ----------


Private Investor Demand Note - In December 1997, the Company issued 150,000 shares of its common stock to the private investor under an agreement whereby the Company would payoff the note with shares of its stock. The Company guaranteed the private investor that proceeds received from future sale of the investor's FCVL stock would be sufficient to payoff the note in full. The private investor accepted the shares of FCVL common stock but did not sign the agreement.

Foothill Bank/Investment Group - The Company guaranteed the asset based line of credit extended by Foothill Independent Bank to Contemporary Resources. Since the closure of Contemporary, the bank has looked to the Company to honor its guarantee and payoff the line of credit. On June 7, 1999, the Company arranged for a loan in the amount of $525,000 and used the proceeds to payoff the Foothill Bank line of credit, to pay certain legal and consulting fees, and for working capital. Terms of the new loan included a loan fee of 250,000 shares of Legal Club common stock that was tendered to the lender. Also, the Company assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for the loan and legal fees. The loan plus interest at 10% per annum is due August 31, 2000. Notwithstanding the loan due date, the loan agreement provides for an "orderly liquidation" of the Legal Club shares commencing December 1999 to repay the loan.

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

NOTE I - INCOME TAXES

Deferred income taxes consisted of the following at June 30, 1999 and December 31, 1998:


                                                       June                   December
                                                       1999                      1998
                                                    -----------             -----------
         Deferred tax assets:
           Net operating loss carryovers            $ 2,230,000             $ 2,220,000
           Unrealized losses                            165,000                 165,000
                                                    -----------             -----------

                                                      2,395,000               2,385,000
         Valuation allowance                         (2,395,000)             (2,385,000)
                                                    -----------             -----------

         Net deferred income taxes                  $        --             $        --
                                                    -----------             -----------
                                                    -----------             -----------


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

RESULTS OF OPERATIONS

REVENUES -

         Management fees - The Company received revenues in the form of management fees charged to its operating investees for whom the company provided management, clerical, and accounting services. The Company charged such management fees to investees during the first and second quarters of 1998. However, during the third quarter 1998 the Company discontinued charging its management fees as it became apparent operations at the subject investees would cease. No management fees have been changed in 1999.

         Gain on investments - Gain on investments totaled $165,939 for the six months ended June 30, 1999. The gain was $34,000 from settlement of the STS investment, $17,212 from the sale of 25,000 shares of the Legal Club common stock, plus $114,727 gain on the 250,000 shares of Legal Club common stock exchanged as a loan fee (see Note F under Foothill Bank). As also discussed in Note E, the Company determined the Legal Club shares tendered as a loan fee had a fair value of $191,650. These shares had a book value of $76,923. The Company recorded the difference as a gain on the investment and recorded the loan fee of $191,650 to prepaid expenses subject to write off to expense over the fifteen-month term of the loan.

         Interest and other - Recoveries of advances to Contemporary Resources and Acclaim in the amount of $40,097 plus interest of $2,380 were recorded as revenues for the six months ended June 30, 1999.

LOSS ON INVESTMENTS - For 1998 this loss represents the write-off of advances made principally to Acclaim and Contemporary Resources. Since the operating investees were closed by December 31, 1998, no additional advances were made during 1999, thus no additional loss occurred.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES - Other administrative expenses declined for the quarter and six months ended June 30, 1999 compared with the prior periods. Expenses declined because employees were discharged and expenses cut back in conjunction with closure of the Company's operating investees.

LEGAL AND ACCOUNTING FEES - For the quarter and six months ended June 30, 1999, legal fees were higher than the prior periods. The Company incurred such legal fees in connection with the stockholders' meeting and in connection with documentation of the new loan and payoff of Foothill Bank.

LIQUIDITY AND CAPITAL RESOURCES - Currently, the Company's principle sources of liquidity are from collection on the Rabo and Auckland notes receivable, and from collection of old trade receivables from Acclaim and Contemporary Resources. The Company's long-term strategy is to seek acquisitions in the communications and internet industries that will provide cash flow and a capital base.

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