Form 10QSB
period 1999-09-30
NOVA COMMUNICATIONS LTD
filed 1999-11-23
CIK 769882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999
                                    ------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ______________

                        Commission file number: 2-98014-D

                            NOVA COMMUNICATIONS, LTD.
                    (formerly First Colonial Ventures, Ltd.)
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             95-4756822
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                         identification number)

      6033 West Century Boulevard, Suite 280, Los Angeles, California 90045
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 642-0200

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.
                               Yes      No  X
                                   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common stock: $.001 par value 15,216,264 shares outstanding at September 30, 1999

Transitional Small Business Disclosure Format:       Yes      No   X
                                                         ---      ---

Documents incorporated by reference:        1

Total sequentially numbered pages in this document:  16

                                      INDEX

                            NOVA COMMUNICATIONS, LTD.

PART      I.      FINANCIAL INFORMATION

Item     1.       Financial Statements (Unaudited)

                  (a). Balance sheets, Nova Communications, Ltd., September
                       30, 1999 and December 31, 1998.

                  (b). Statements of operations, Nova Communications, Ltd.,
                       six months ended September 30, 1999 and 1998.

                  (c). Statements of operations, Nova Communications, Ltd.,
                       three months ended September 30, 1999 and 1998.

                  (d). Statements of cash flows, Nova Communications, Ltd.,
                       nine months ended September 30, 1999 and 1998

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

PART     I.       FINANCIAL INFORMATION

                          Item 1. Financial Statements

                            NOVA COMMUNICATIONS, LTD.
                    (formerly First Colonial Ventures, Ltd.)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                         September 30           December 31
                                                                             1999                  1998
                                                                         ------------           -----------
                                     Assets
Current Assets:
    Cash                                                                 $      2,571           $         --
    Prepaid loan fees                                                         140,543                     --
    Notes receivable, current portion                                          24,000                     --
                                                                         ------------           ------------
Total Current Assets                                                          167,114                     --
                                                                         ------------           ------------
Office Equipment, net                                                           7,199                 13,742
                                                                         ------------           ------------
Investments and Other Assets:
    Deposits                                                                    3,177                  2,326
    Notes receivable, non-current                                              67,756                     --
    Investments and advances                                                  139,649                281,000
                                                                         ------------           ------------
Total Investments and Other Assets                                            210,582                283,326
                                                                         ------------           ------------
Total Assets                                                             $    384,895           $    297,068
                                                                         ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Outstanding checks in excess of cash in bank                                   --           $      3,493
    Notes payable                                                             850,106                699,453
    Accounts payable and accrued liabilities                                  432,146                468,274
    Management fees payable to officer                                        448,745                375,220
                                                                         ------------           ------------
Total Current Liabilities                                                   1,730,997              1,546,440
                                                                         ------------           ------------

Stockholders' Deficit:
    Common stock; $.001 par value; authorized
       500,000,000 shares; outstanding 15,216,264
       shares at 9/30/99 and 15,516,264 at 12/31/98                            15,216                 15,516
    Preferred stock; no par value; authorized
       10,000,000 shares; none outstanding                                         --                     --
    Additional paid in capital                                              9,758,935              9,758,935
    Convertible note payable                                                       --                     --
    Accumulated deficit                                                   (11,120,253)           (11,023,823)
                                                                         ------------           ------------
Total Stockholders' Deficit                                                (1,346,102)            (1,249,372)

Total Liabilities and Stockholders' Deficit                              $    384,895           $    297,068
                                                                         ============           ============

                            NOVA COMMUNICATIONS, LTD.
                    (formerly First Colonial Ventures, Ltd.).
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           For The Nine Months Ended
                                                                       --------------------------------
                                                                       September 30        September 30
                                                                           1999                1998
                                                                        ---------            ---------
Revenues:
    Management fees                                                    $        --         $     90,000
    Gain (loss) on investments                                             165,939             (292,953)
    Interest and other                                                      57,733                   --
                                                                         ---------            ---------
Total revenues                                                             223,672             (202,953)
                                                                         ---------            ---------
Expenses:
    Salaries and management fee                                            162,734              292,757
    Other general and administrative expenses                               57,700               67,197
    Legal and accounting fees                                               28,915               29,625
    Loan fees                                                               51,106                   --
    Depreciation expense                                                     2,275                2,796
    Interest expense                                                        16,572               17,581
                                                                         ---------            ---------
Total Expenses                                                             319,302              409,956
                                                                         ---------            ---------
Net loss before  provision for income taxes                                (95,630)            (612,909)

Provision for income taxes                                                    (800)                (800)
                                                                         ---------            ---------
Net Loss                                                                $  (96,430)          $ (613,709)
                                                                         =========            =========
Net loss per share                                                      $     (.01)          $     (.04)
                                                                         =========            =========

                            NOVA COMMUNICATIONS, LTD.
                    (formerly First Colonial Ventures, Ltd.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              For The Three Months Ended
                                                                           --------------------------------
                                                                           September 30        September 30
                                                                                1999                1998
                                                                            ---------           ---------
Revenues:
    Management fees                                                        $        --         $         --
    Gain on investments                                                             --                   --
    Interest and other                                                          15,256                   --
                                                                             ---------            ---------

Total revenues                                                                  15,256                   --
                                                                             ---------            ---------

Expenses:
    Salaries, consulting,  and management fee                                   40,082               97,165
    Other general and administrative expenses                                   24,010               23,454
    Legal and accounting fees                                                  (19,477)              10,875
    Loan fees                                                                   35,829                   --
    Depreciation expense                                                           700                  932
    Interest expense                                                            10,600                3,248
                                                                             ---------            ---------

Total Expenses                                                                  91,744              135,674
                                                                             ---------            ---------

Net loss before provision for income taxes                                     (76,488)            (135,674)

Provision for income taxes                                                          --                   --
                                                                             ---------            ---------

Net Loss                                                                     $ (76,488)          $ (135,674)
                                                                             =========            =========

Net loss per share                                                           $    (.01)          $     (.02)
                                                                             =========            =========

                            NOVA COMMUNICATIONS, LTD.
                    (formerly First Colonial Ventures, Ltd.).
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          For The Nine Months Ended
                                                                       --------------------------------
                                                                       September 30        September 30
                                                                           1999                1998
                                                                        ---------           ---------
Cash flows from operating activities:
         Net loss                                                       $ (96,430)          $(613,709)
         Adjustments to reconcile net
            loss to net cash used in
            operating activities:
                  Depreciation                                              2,275               2,796
                  Loss on equipment sold                                    4,268                  --
                  Deposit                                                    (851)             (2,326)
                  Prepaid loan fee                                       (140,543)                 --
                  Increase in accounts payable
                      and accrued liabilities                              37,397             334,177
                                                                        ---------           ---------
 Net cash (used) in operating activities                                 (193,884)           (279,062)
                                                                        ---------           ---------

Cash flows from investing activities:
         Sale of STS investment                                            81,000                  --
         Receipt of Auckland note receivable                             (102,000)                 --
         Collection of Auckland note                                       10,234                  --
         Sale and disposal of Legal Club stock                             88,461                  --
         Advances to Communications 2000                                  (28,100)                 --
         Advances to STS                                                       --             (96,000)
         Purchase of equipment                                                 --              (4,793)
                                                                        ---------           ---------
Net cash provided (used) in investing activities                           49,595            (100,793)
                                                                        ---------           ---------

Cash flows from financing activities:
         Paid in capital                                                       --             265,381
         Common stock issued (retired)                                       (300)              3,870
         Borrowing                                                        544,800              12,025
         Repayment of bank debt                                          (394,147)                 --
         Borrowing -- related party                                            --              98,192
                                                                        ---------           ---------
Net cash provided in financing activities                                 150,353             379,468
                                                                        ---------           ---------

Net increase (decrease) in cash                                             6,064                (387)
Cash -- Beginning of period                                                (3,493)                689
                                                                        ---------           ---------

Cash -- End of period                                                   $   2,571           $     302
                                                                        =========           =========

                            NOVA COMMUNICATIONS, LTD.
                    (formerly First Colonial Ventures, Ltd.).
                      STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)


                                                                   For The Nine Months Ended
                                                              --------------------------------------
                                                                September 30              September 30
                                                                    1999                      1998
                                                              ----------------          ----------------
Supplemental Disclosure of Cash Flow Information -

Cash paid during the period:
         Interest                                             $            200          $            --
                                                              ================          ===============
         Income taxes                                         $             --          $            --
                                                              ================          ===============

NOVA COMMUNICATIONS, LTD.
(formerly First Colonial Ventures, Ltd.)
NOTES TO FINANCIAL STATEMENTS


NOTE A -- UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF THE COMPANY: Nova Communications, Ltd. (the "Company" or "NOVA"),was formerly known as First Colonial Ventures, Ltd. Stockholders of the Company met in June 1999 and voted to change the name of the Company, change its state of incorporation from Utah to Nevada, and to terminate its status under the Investment Company Act of 1940 as Business Development Company. The Company acquires ownership interests in business opportunities.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company and its investees sustained operating losses for several years and require substantial amounts of working capital in their operations. At September 30, 1999, liabilities exceed assets by $1,346,000. The Company does not have an investee with current operations. The Company continues to have difficulty in meeting its obligations as they become due. The Company's cash flow for the quarter ended September 30, 1999, was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. Creditors have recorded judgments against the Company. The ability of the Company to acquire profitable operations and generate sufficient positive cash flow is dependent upon obtaining additional capital and/or sale of remaining investments. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH:  Cash includes only cash in unrestricted bank accounts.

INVESTMENTS: The Company's investments in equity securities are carried at cost less valuation reserves established in prior years. The Company determined that these investments do not currently have a readily determinable fair value and, accordingly, cannot be classified as "Trading" or "Available for Sale" pursuant to the provisions of Statement of Financial Accounting Standards 115.

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


NOTE C -- INVESTMENTS AND ADVANCES


Investments included the following at September 30, 1999 and December 31, 1998:

                                               1999                1998
                                            ---------           ---------
    Gulf Coast Hotels, Inc. -
         Common stock (at cost)             $ 209,782           $ 209,782
         Advances (at cost)                    85,000              85,000
         Valuation reserve                   (294,782)           (294,782)
    And In Justice For All, Inc. -
         Common stock (at cost)               209,940             376,426
         Valuation reserve                    (98,391)           (176,426)
    STS Communications -
         Advances (at cost)                        --              81,000



    Communications 2000, Inc. -
         Advances (at cost)                    28,100                  --
                                            ---------           ---------

Total Investments                           $ 139,649           $ 281,000
                                            =========           =========

During 1998 the Company closed its operating investees due to continuing losses. Closed were Acclaim Studios, Acclaim Productions, and Contemporary Resources. Also during 1998 the Company abandoned various other investments due to lack of working capital. For the most part, these other investments had already been written off. Accordingly, the 1998 losses consisted of writing off the 1998 advances made by the Company to these investees.

At December 31, 1998, the Company's remaining investments included the Gulf Coast Hotels project, cash advances to STS Communications, and the investment in And In Justice For All (the "Legal Club") common stock.

Gulf Coast Hotels -- In 1994 Gulf Coast Hotels (a non-public Mississippi corporation) acquired the rights to approximately 1.4 acres in Biloxi, Mississippi, for the purpose of developing a high-rise condominium on the site. Negotiations began approximately two years ago for the transfer of these rights to a development group in exchange for cash plus a minority interest in the group. Although tentative agreement has been reached several times, there have been various obstacles including water rights, sewer limitations, and undisclosed liens against the property, which have prevented closing the deal. Due to the uncertainties involved, the investment was fully reserved in 1997 by a charge to unrealized losses. Management believes that eventually the project will go forward and continues to support resolution of the obstacles.

STS Communications -- During 1998, the Company made cash advances totaling $96,000 to STS Communications (a non-public California corporation) in an agreement whereby the Company would eventually acquire as much as 50% of STS. Later during 1998, STS was acquired by Auckland Entertainment, LLC, a non-public California limited liability company. In March 1999, a Settlement Agreement was reached between the Company and Auckland whereby Auckland would pay to the Company a total of $130,000, in the form of a note payable, as complete payment for the Company's interests in STS Communications. Also see Note D.

Legal Club -- During 1996 and 1997, the Company acquired 650,000 shares of common stock of the Legal Club, a nationwide membership organization providing access to attorney services at discounted rates. During 1998 the Legal Club became a public company trading over-the-counter. The Legal Club shares owned by the Company were issued pursuant to Rule 144 and do not become "free trading" until December 1999. Although bid and ask prices for Legal Club common stock are available, financial statements for the Legal Club are not available. On June 7, 1999, the Company paid out 250,000 shares of its Legal Club common stock as a loan fee, and assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for a loan and legal fees. The loan agreement provides for an "orderly liquidation" of the

Legal Club shares held as collateral commencing December 1999 to repay the loan (also see Note F under Foothill Bank).

NOTE D -- NOTES RECEIVABLE

Notes receivable included the following at September 30, 1999 and December 31, 1998:

                                                                 1999               1998
                                                               --------           --------
          RABO -- Installment note dated 1994
          for the original amount of $88,000;
          secured by assets and personal guarantee;
          payable $2,000 monthly
          including interest at 10% per annum                  $ 59,683           $ 60,000
          Less: valuation reserve                               (59,683)           (60,000)

          AUCKLAND -- Installment note dated 3/16/99
          in the original amount of $130,000; secured
          by equipment; payable monthly per schedule;
          plus interest at 10% per annum                         91,756                 --

          Less: Current portion                                 (24,000)                --
                                                                --------           --------

          Notes Receivable, non-current                        $ 67,756           $      --
                                                                ========           ========

Payments made by Rabo or Auckland and received by the Company after June 7, 1999, are to be split 65% to the Company and 35% to a law firm. This Company agreed to split payments received as part of the terms of the loan negotiated on June 7, 1999, discussed in greater detail under "Foothill Bank" in Note G.

NOTE E -- OFFICE EQUIPMENT


Office equipment included the following at September 30, 1999 and December 31, 1998:

                                          1999               1998
                                        --------           --------
     Office equipment, at cost          $ 21,205           $ 25,998
     Accumulated depreciation            (14,006)           (12,256)
                                        --------           --------

     Office Equipment, net              $  7,199           $ 13,742
                                        ========           ========

NOTE F -- PREPAID LOAN FEE

The Company paid as a loan fee 250,000 shares of its Legal Club common stock to obtain the loan acquired on June 7, 1999, discussed in greater detail in Note G under

Foothill Bank. The Company determined that these shares had a fair value of $191,650 and recorded this amount as a prepaid loan fee. The loan fee is being written off to expense ratably over the fifteen-month term of the loan from June 1999 through August 2000.

NOTE G -- NOTES PAYABLE


Notes payable included the following at September 30, 1999 and December 31, 1998:

                                                            1999              1998
                                                          --------          --------
     Private Investor -- demand note dated
          4/29/94 plus interest at 2% over Bank
          of America prime rate                            $309,453          $309,453

     Investment Group -- note dated 6/07/99
          due 8/31/00 plus interest at 10% per
          annum secured by assets of the Company            525,000                --

     Installment Note -- secured by equipment
          dated 4/11/99 payable $461 monthly
          including interest due March 2004                  15,653                --

     Foothill Bank -- guarantee of loan
          to Contemporary Resources                              --           390,000
                                                           --------          --------

           Notes payable                                   $850,106          $699,453
                                                           ========          ========

Private Investor Demand Note -- In December 1997, the Company issued 150,000 shares of its common stock to the private investor under an agreement whereby the Company would payoff the note with shares of its stock. The Company guaranteed the private investor that proceeds received from future sale of the investor's NOVA stock would be sufficient to payoff the note in full. The private investor accepted the shares of NOVA common stock but did not sign the agreement.

Foothill Bank/Investment Group -- The Company guaranteed the asset based line of credit extended by Foothill Independent Bank to Contemporary Resources. Since the closure of Contemporary, the bank required the Company to honor its guarantee and payoff the line of credit. On June 7, 1999, the Company arranged for a loan in the amount of $525,000 and used the proceeds to payoff the Foothill Bank line of credit, to pay certain legal and consulting fees, and for working capital. Terms of the new loan included a loan fee of 250,000 shares of Legal Club common stock that was tendered to the lender. Also, the Company assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for the loan and legal fees. The loan plus interest at 10% per annum is due August 31, 2000. Notwithstanding the loan due date, the loan agreement provides for an "orderly liquidation" of the Legal Club shares commencing December 1999 to repay the loan.

NOTE H -- MANAGEMENT FEE PAYABLE TO OFFICER

The Company pays a monthly management fee of $13,750 to its president pursuant to a month-to-month management agreement. For the past several years, the Company has been unable to pay the fee in full. Accordingly, this accrued liability represents amounts earned, but not yet paid to the Company's president.

NOTE I -- COMMON STOCK

On January 1, 1999, the Company entered into an agreement to acquire 100% of the outstanding shares of Communications 2000, a non-public California corporation that sells and installs telephone and other communication equipment and systems. The Company will exchange a note convertible into 2,000,000 shares of NOVA common stock for all of the outstanding shares of Communications 2000. The note is convertible on or after March 31, 2000. The Company may rescinded the agreement if Communications 2000 does not meet certain financial goals, and Communications 2000 may rescind the agreement if the Company's common stock is not trading at or above one dollar by March 31, 2000.

The Company cancelled 300,000 shares of common stock during the first quarter of 1999. These shares had been issued to TND Medical in connection with the Company's acquisition of TND, and were cancelled due to the termination of the Company's investment in TND.

NOTE J -- INCOME TAXES


Deferred income taxes consisted of the following at September 30, 1999 and December 31, 1998:

                                                   1999                  1998
                                               -----------           -----------
     Deferred tax assets:
        Net operating loss carryovers          $ 2,395,000           $ 2,385,000
        Valuation allowance                     (2,395,000)           (2,385,000)
                                               -----------           -----------

     Net deferred income taxes                 $        --           $        --
                                               ===========           ===========

The Company had net operating loss carryovers as of December 31, 1998 of approximately $ 6,800,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire in the years 1999 through 2010. The consolidated tax returns of the Company are filed in the name of

Contemporary Resources as a result of the original reverse purchase of the assets of the Company in 1987 by Contemporary Resources.

NOTE K -- LEGAL MATTERS

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

RESULTS OF OPERATIONS

REVENUES --

         Management fees -- The Company received revenues in the form of management fees charged to its operating investees for whom the company provided management, clerical, and accounting services. The Company charged such management fees to investees during the first and second quarters of 1998. However, during the third quarter 1998 the Company discontinued charging its management fees as it became apparent operations at the subject investees would cease. No management fees have been changed in 1999.

         Gain on investments -- Gain on investments totaled $165,939 for the nine months ended September 30, 1999. The gain was $34,000 from settlement of the STS investment, $17,212 from the sale of 25,000 shares of the Legal Club common stock, plus $114,727 gain on the 250,000 shares of Legal Club common stock exchanged as a loan fee (see Note G under Foothill Bank). As also discussed in Note F, the Company determined the Legal Club shares tendered as a loan fee had a fair value of $191,650. These shares had a book value of $76,923. The Company recorded the difference as a gain on the investment and recorded the loan fee of $191,650 to prepaid expenses subject to write off to expense over the fifteen-month term of the loan.

         Interest and other -- Recoveries of advances to Contemporary Resources and Acclaim in the amount of $40,294 plus interest of $17,439 were recorded as revenues for the nine months ended September 30, 1999.

LOSS ON INVESTMENTS -- For 1998 this loss represents the write-off of advances made principally to Acclaim and Contemporary Resources. Since the operating investees were closed by December 31, 1998, no additional advances were made during 1999, thus no additional loss occurred.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES -- Other administrative expenses declined for the quarter and six months ended September 30, 1999 compared with the prior periods. Expenses declined because employees were discharged and expenses cut back in conjunction with closure of the Company's operating investees.

LEGAL AND ACCOUNTING FEES -- For the quarter ended September 30, 1999, legal fees were a negative as a result of adjusting accruals made in the two prior quarters. The Company incurred lower than expected legal fees in connection with the stockholders' meeting and in connection with documentation of the new loan and payoff of Foothill Bank.

LIQUIDITY AND CAPITAL RESOURCES -- Currently, the Company's principle sources of liquidity are from collection on the Rabo and Auckland notes receivable, and from collection of old trade receivables from Acclaim and Contemporary Resources. The Company's long-term strategy is to seek acquisitions in the communications and internet industries that will provide cash flow and a capital base. Beginning December 1999, the Company also expects to begin selling shares of the Legal Club.

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