Form 10QSB
period 1998-03-31
NOVA COMMUNICATIONS LTD
filed 2000-04-14
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998
                                    --------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ___________

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

                   3830 DEL AMO BOULEVARD, TORRANCE, CA 90503
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 642-0200

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days.

                               Yes ____  No   X
                                            -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock: $.001 par value 13,496,182 shares outstanding at December 31, 1999

Transitional Small Business Disclosure Format:  Yes ____  No   X
                                                             -----

Documents incorporated by reference:  None

Total sequentially numbered pages in this document:  6

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COLONIAL VENTURES, LTD.
                                BALANCE SHEETS

                                                        (Unaudited)       (Audited)
                                                          March 31       December 31
                                                           1998             1997
                                                       -------------    -------------
                                     ASSETS
                                     ------
Investments at fair value                              $   296,000      $   200,000
Cash                                                        (4,488)             689
Other assets                                                16,541           12,680
                                                       -----------      -----------
                                                       $   308,053      $   213,369
                                                       ===========      ===========

                     LIABILITIES AND NET CAPITAL DEFICIENCY

Liabilities:
Notes payable                                          $   529,453      $   517,428
Accounts payable and accrued liabilities                   484,114          538,174
Related party debt                                         170,631           65,611
                                                       -----------      -----------
Total liabilities                                        1,184,198        1,121,212
                                                       -----------      -----------
Net Capital Deficiency:
Common stock ($.001 par value; 500,000,000
  shares authorized; 11,646,183 outstanding)                11,646           11,646
Preferred stock (no par value; 10,000,000
  shares authorized; none outstanding)                          --               --
Additional paid-in capital                               9,773,935        9,508,554
Accumulated deficit:
         Pre-BDC (deficit)                              (3,508,063)      (3,508,063)
         Accumulated net investment (loss)              (2,837,794)      (2,604,112)
         Accumulated net unrealized (loss)              (4,315,869)      (4,315,869)
                                                       -----------      -----------

Net capital deficiency                                 $   308,053      $   213,369
                                                       ===========      ===========

                         FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF OPERATIONS

                           For The Three Months Ended

                                                        (Unaudited)      (Unaudited)
                                                          March 31       December 31
                                                           1998             1997
                                                       -------------    -------------
Management fee income                                  $      45,000    $          --
                                                       -------------    -------------
Operating expenses:
          General & administrative                           127,415           72,080
          Depreciation                                           932            1,580
          Interest                                            12,903            7,188
                                                       -------------    -------------

Total operating expenses                                     141,250           80,848
                                                       -------------    -------------
Loss before net loss on investments
  and provision for income tax                               (96,250)         (80,848)

Realized loss on investments                                (136,632)              --

Provision for income tax                                        (800)            (800)
                                                       -------------    -------------

Net loss                                               $    (233,682)   $     (81,648)
                                                       =============    =============

Net loss per share                                     $        (.02)   $       ( .01)
                                                       =============    =============

                         FIRST COLONIAL VENTURES, LTD.
                            STATEMENT OF CASH FLOW

                   For The Three Months Ended March 31, 1998



Cash flows from operating activities:
     Net loss                                                      $  (233,682)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation                                                     932
          Decrease in accounts payable and accrued liabilities         (54,060)
                                                                   -----------

Net cash (used) in operating activities                               (286,810)
                                                                   -----------

Cash flows from investing activities:
     Advances to STS Communications                                    (96,000)
     Purchase of equipment                                              (4,793)
                                                                   -----------

Net cash (used) in investing activities                               (100,793)
                                                                   -----------
Cash flows from financing activities:
     Additional paid-in capital                                        265,381
     Borrowing from related parties                                    105,020
     Interest added to note payable                                     12,025
                                                                   -----------

Net cash from financing activities                                     382,426
                                                                   -----------

Net (decrease) in cash                                                  (5,177)

Cash - December 31, 1997                                                   689
                                                                   -----------

Cash - March 31, 1998                                              $    (4,488)
                                                                   ===========

                         FIRST COLONIAL VENTURES, LTD.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - COMMENTS
-----------------


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

     The accompanying financial statements are unaudited, but in the opinion of the management of the Registrant, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998, and the changes in cash flows for the three months ended March 31, 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Registrant believes that the information presented therein is not misleading. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.


NOTE 3 - RELATED PARTY DEBT:
----------------------------

     Related party debt owing to Contemporary Resources, Inc. increased by $105,020 during the three months ended March 31, 1998 due to working capital needed by Acclaim Studios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - March 31, 1998
------------------------------------

     The Registrant's investments at March 31, 1998 were substantially the same as at December 31, 1997, with the exception of advances to STS Communications, a Television production company. Overall, liabilities increased due to the inability of the Company to obtain working capital.

Results of Operations - Three Months Ended March 31, 1998
---------------------------------------------------------

     The Registrant's net loss for the three months ended March 31, 1998 was substantially greater than the loss for the same period in the prior year due to increased administrative expenses associated with operating the Acclaim businesses and due to the write-off as realized losses of all advances made to Acclaim.


                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FIRST COLONIAL VENTURES, LTD.
                         -----------------------------
                             (Registrant)


March 28, 2000               By: /s/ Murray W. Goldenberg
                                 -------------------------
                           Murray W. Goldenberg
                           President
                           (Chief Executive, Financial
                           and Accounting Officer)