Form 10QSB
period 1998-06-30
NOVA COMMUNICATIONS LTD
filed 2000-04-14
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998
                                    -------------

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

Transitional Small Business Disclosure Format:  Yes____  No  X
                                                           -----

Documents incorporated by reference:  None

Total sequentially numbered pages in this document:  7

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COLONIAL VENTURES. LTD.
                                BALANCE SHEETS


                                                   (Unaudited)    (Audited)
                                                     June 30     December 31
                                                       1998         1997
                                                   -----------   -----------

                                    ASSETS
                                    ------

Investments at fair value                          $   296,000   $   200,000
Cash                                                     1,296           689
Other assets                                            15,609        12,680
                                                   -----------   -----------

                                                   $   312,905   $   213,369
                                                   ===========   ===========


                     LIABILITIES AND NET CAPITAL DEFICIENCY
                     --------------------------------------

Liabilities:
Notes payable                                      $   529,453   $   517,428
Accounts payable and accrued liabilities               725,688       538,174
Related party debt                                     175,192        65,611
                                                   -----------   -----------

Total liabilities                                    1,430,333     1,121,212
                                                   -----------   -----------

Net Capital Deficiency:
Common stock ($.001 par value; 500,000,000
  shares authorized; 11,646,183 outstanding)            14,716        11,646
Preferred stock (no par value; 10,000,000
  shares authorized; none outstanding)                      --            --
Additional paid-in capital                           9,773,935     9,508,554
Accumulated deficit:
     Pre-BDC (deficit)                              (3,508,063)   (3,508,063)
     Accumulated net investment (loss)              (3,082,147)   (2,604,112)
     Accumulated net unrealized (loss)              (4,315,869)   (4,315,869)
                                                   -----------   -----------

Net capital deficiency                             $   312,905   $   213,369
                                                   ===========   ===========

                         FIRST COLONIAL VENTURES, LTD.
                           STATEMENTS OF OPERATIONS

                          For The Three Months Ended


                                        (Unaudited)    (Unaudited)
                                          June 30        June 30
                                           1998           1997
                                        -----------    -----------

Management fee income                   $    45,000    $        --
                                        -----------    -----------

Operating expenses:
      General & administrative              130,946         70,511
      Depreciation                              932          1,580
      Interest                                1,154          7,540
                                          ---------       --------

Total operating expenses                    133,032         79,631
                                          ---------       --------

Loss before net loss on investments
  and provision for income tax              (88,032)       (79,631)

Realized loss on investments               (156,321)            --

Provision for income tax                         --             --
                                          ---------       --------

Net loss                                  $(244,353)      $(79,631)
                                          =========       ========

Net loss per share                        $    (.02)      $  ( .01)
                                          =========       ========

                         FIRST COLONIAL VENTURES, LTD.
                           STATEMENTS OF OPERATIONS

                           For The Six Months Ended

                                       (Unaudited)       (Unaudited)
                                         June 30           June 30
                                           1998              1997
                                        ---------        ----------

Management fee income                   $  90,000        $       --
                                        ---------        ----------

Operating expenses:
      General & administrative            258,361           142,597
      Depreciation                          1,864             3,160
      Interest                             14,057            14,728
                                        ---------         ---------

Total operating expenses                  274,282           160,485
                                        ---------         ---------

Loss before net loss on investments
  and provision for income tax           (184,282)         (160,485)

Realized loss on investments             (292,953)               --

Provision for income tax                     (800)             (800)
                                        ---------         ---------

Net loss                                $(478,035)        $(161,485)
                                        =========         =========

Net loss per share                      $    (.02)        $   ( .02)
                                        =========         =========

                         FIRST COLONIAL VENTURES, LTD.
                            STATEMENT OF CASH FLOW

                    For The Six Months Ended June 30, 1998



Cash flows from operating activities:
       Net loss                                                       $(478,035)
       Adjustments to reconcile net loss to net
        cash used in operating activities:
              Depreciation                                                1,864
              Decrease in accounts payable and accrued liabilities      187,514
                                                                      ---------

Net cash (used) in operating activities                                (288,657)
                                                                      ---------

Cash flows from investing activities:
       Advances to STS Communications                                   (96,000)
       Purchase of equipment                                             (4,793)
                                                                      ---------

Net cash (used) in investing activities                                (100,793)
                                                                      ---------

Cash flows from financing activities:
       Additional paid-in capital                                       265,381
       Borrowing from related parties                                   109,581
       Common stock issued                                                3,070
       Interest added to note payable                                    12,025
                                                                      ---------

Net cash from financing activities                                      390,057
                                                                      ---------

Net increase in cash                                                        607

Cash - December 31, 1997                                                    689
                                                                      ---------

Cash - June 30, 1998                                                  $   1,296
                                                                      =========

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

     The accompanying financial statements are unaudited, but in the opinion of the management of the Registrant, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998, and the changes in cash flows for the six months ended June 30, 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Registrant believes that the information presented therein is not misleading. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

NOTE 3 - RELATED PARTY DEBT:
----------------------------

     Related party debt owing to Contemporary Resources, Inc. increased by $109,581 during the six months ended June 30, 1998 due to working capital needed by Acclaim Studios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition - June 30, 1998
-----------------------------------

     The Registrant's investments at June 30 were substantially the same as at December 31, 1997, with the exception of advances to STS Communications, a Television production company. Overall, liabilities increased due to the inability of the Company to obtain working capital to finance losses at Acclaim Studios.

Results of Operations - Three and Six Months Ended June 30, 1998
----------------------------------------------------------------

     The Registrant's net loss for the three months and six months ended June 30, 1998 were substantially greater than the losses for the same periods in the prior year due to increased administrative expenses associated with operating the Acclaim businesses and due to the write-off as realized losses of all advances made to Acclaim.


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


                         FIRST COLONIAL VENTURES, LTD.
                         -----------------------------
                             (Registrant)


March 28, 2000                By: /s/ Murray W. Goldenberg
                                 --------------------------------
                          Murray W. Goldenberg
                          President
                          (Chief Executive, Financial
                          and Accounting Officer)