Form 10QSB
period 1998-09-30
NOVA COMMUNICATIONS LTD
filed 2000-04-14
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998
                                    ------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ___________

                       Commission File Number  2-98014-D
                                              ----------

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

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COLONIAL VENTURES. LTD.
                                BALANCE SHEETS


                                                 (Unaudited)    (Audited)
                                                September 30   December 31
                                                    1998          1997
                                                ------------  ------------

                                     ASSETS
                                     ------

Investments at fair value                       $    296,000  $    200,000
Cash                                                     302           689
Other assets                                          17,003        12,680
                                                ------------  ------------
                                                $    313,305  $    213,369
                                                ============  ============

                     LIABILITIES AND NET CAPITAL DEFICIENCY
                     --------------------------------------

Liabilities:
Notes payable                                   $    529,453  $    517,428
Accounts payable and accrued liabilities             872,351       538,174
Related party debt                                   163,803        65,611
                                                ------------  ------------

Total liabilities                                  1,565,607     1,121,212
                                                ------------  ------------

Net Capital Deficiency:
Common stock ($.001 par value; 500,000,000
  shares authorized; 15,516,183 outstanding)          15,516        11,646
Preferred stock (no par value; 10,000,000
  shares authorized; none outstanding)                    --            --
Additional paid-in capital                         9,773,935     9,508,554
Accumulated deficit:
         Pre-BDC (deficit)                        (3,508,063)   (3,508,063)
         Accumulated net investment (loss)        (3,217,821)   (2,604,112)
         Accumulated net unrealized (loss)        (4,315,869)   (4,315,869)
                                                ------------  ------------

Net capital deficiency                          $    313,305  $    213,369
                                                ============  ============

                         FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF OPERATIONS

                           For The Three Months Ended


                                        (Unaudited)       (Unaudited)
                                       September 30      September 30
                                           1998             1997
                                       ------------      ------------

Management fee income                  $         --      $         --
                                       ------------      ------------

Operating expenses:
     General &
      administrative                        131,494           112,505
     Depreciation                               932             1,580
     Interest                                 3,248             7,851
                                       ------------      ------------
Total operating expenses                    135,674           121,936
                                       ------------      ------------

Loss before net loss on
 investments and provision
 for income tax                            (135,674)         (121,936)

Realized loss on
 investments                                     --                --

Provision for income tax                         --                --
                                       ------------      ------------
Net loss                               $   (135,674)     $   (121,936)
                                       ============      ============
Net loss per share                     $      (1.01)     $      ( .01)
                                       ============      ============

                         FIRST COLONIAL VENTURES, LTD.
                            STATEMENTS OF OPERATIONS

                           For the Six Months Ended

                                        (Unaudited)       (Unaudited)
                                       September 30      September 30
                                           1998             1997
                                       ------------      ------------

Management fee income                  $     90,000      $         --
                                       ------------      ------------

Operating expenses:
     General & administrative               389,579           225,102
     Depreciation                             2,796             4,740
     Interest                                17,581            22,579
                                       ------------      ------------

Total operating expenses                    409,956           282,421
                                       ------------      ------------

Loss before net loss on investment
   and provision for income tax            (319,956)         (282,421)

Realized loss on investments               (292,953)               --

Provision for income tax                       (800)             (800)
                                       ------------      ------------

Net loss                               $   (613,709)     $   (283,221)
                                       ============      ============

Net loss per share                     $       (.04)     $       (.03)
                                       ============      ============

                         FIRST COLONIAL VENTURES, LTD.
                            STATEMENT OF CASH FLOW

                 For The Nine Months Ended September 30, 1998


Cash flows from operating activities:
     Net loss                                                    $  (613,709)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                                  2,796
         Increase in accounts payable and accrued liabilities        334,177
                                                                 -----------

Net cash (used) in operating activities                             (276,736)
                                                                 -----------

Cash flows from investing activities:
     Advances to STS Communications                                  (96,000)
     Purchase of equipment                                            (4,793)
                                                                 -----------

Net cash (used) in investing activities                             (100,793)
                                                                 -----------

Cash flows from financing activities:
     Additional paid-in capital                                      265,381
     Borrowing from related parties                                   98,192
     Acquired Rabo note receivable                                    (2,326)
     Common stock issued                                               3,870
     Interest added to note payable                                   12,025
                                                                 -----------

Net cash from financing activities                                   377,142
                                                                 -----------

Net decrease in cash                                                    (387)

Cash - December 31, 1997                                                 689
                                                                 -----------

Cash - September 30, 1998                                        $       302
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

     The accompanying financial statements are unaudited, but in the opinion of the management of the Registrant, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998, and the changes in cash flows for the nine months ended September 30, 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Registrant believes that the information presented therein is not misleading. For further information, refer to the financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

     The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.


NOTE 3 - RELATED PARTY DEBT:
----------------------------

     Related party debt owing to Contemporary Resources, Inc. increased by $98,192 during the nine months ended September 30, 1998 due to working capital needed by Acclaim Studios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Closing of Operating Investees
------------------------------

Due to continuing losses, the Company ceased the operations of Acclaim Studios and Contemporary Resources.

Financial Condition - September 30, 1998
----------------------------------------

     The Registrant's investments at September 30, 1998 were substantially the same as at December 31, 1997, with the exception of advances to STS Communications, a Television production company. Overall, liabilities increased due to the inability of the Company to obtain working capital to finance losses at Acclaim Studios.

Results of Operations - Three and Nine Months Ended September 30, 1998
----------------------------------------------------------------------

     The Registrant's net loss for the three months and nine months ended September 30, 1998 were substantially greater than the losses for the same periods in the prior year due to increased administrative expenses associated with operating the Acclaim businesses and due to the write-off as realized losses of all advances made to Acclaim.


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