Form 10KSB
period 1998-12-31
NOVA COMMUNICATIONS LTD
filed 2000-04-18
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended: DECEMBER 31, 1998

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For transition period from _________ to _________


                       Commission File Number: 2-98014-D

                           NOVA COMMUNICATIONS LTD.
                   (formerly First Colonial Ventures, Ltd.)
                    ----------------------------------------
                (Name of small business issuer in its charter)

                 NEVADA                                95-4756822
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

                     3830 DEL AMO BLVD, TORRANCE, CA 90503
                     -------------------------------------
                   (Address of principal executive offices)

                   Issuer's telephone number: (310) 642-0200

        6033 WEST CENTURY BOULEVARD, SUITE 1018, LOS ANGELES, CA  90045
                (Former address, if changed since last report)

        Securities registered under Section 12 (b) of the Exchange Act:
                                     NONE

        Securities registered under Section 12 (g) of the Exchange Act:
                         COMMON STOCK, $.001 PAR VALUE
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports). and (2) has been
subject to such filing requirements for the past 90 Days:     Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB: [ ]

Issuer's revenues for its most recent fiscal year: $90,000

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 29, 2000 was $1,815,236 at February 29, 2000, based on the average bid and ask prices during January and February, 2000.

The issuer had 13,496,182 shares of common stock outstanding as of February 29, 2000.

                  Documents incorporated by reference:  NONE


Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a)  General Development of Business

     (1) Nova Communications Ltd. (the "Registrant") was formerly known as First Colonial Ventures, Ltd. Stockholders of the Registrant met in June 1999 and voted to change the name of the Registrant, change its state of incorporation from Utah to Nevada, and to terminate its status under the Investment Company Act of 1940 as a Business Development Company. Nova Communications Ltd. was never a Business Development Company. During the year ended December 31, 1998, which is the period covered by this report and the accompanying financial statements, the Registrant was a Business Development Company ("BDC") which is a form of closed-end, non-diversified investment Registrant under the Investment Registrant Act of 1940 (the "Investment Registrant Act"). A BDC generally must maintain 70% of its assets in new, financially troubled or otherwise qualified companies and offer significant managerial assistance to such companies. A BDC is not subject to the full extent of regulation under the Investment Company Act. The Registrant primarily is engaged in the business of investing in and providing managerial assistance to developing companies that, in its opinion, would have a significant potential for growth. The Registrant's investment objective is to achieve long-term capital appreciation, rather than current income on its investments. There is no assurance that the Registrant's investment objective will be achieved.

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

The 1987 acquisition of Contemporary Resources, Inc. ("CRI") by the Registrant was accounted for as a reverse acquisition. Therefore, through December 31, 1994, the Registrant presented consolidated financial statements with the equity section including the outstanding common stock of the Registrant and the accumulated deficit of CRI. However, in conjunction with the 1995 change in type of entity and change in accounting method, the financial statements of the Registrant for December 31, 1995, include only the accounts of the Registrant, Nova Communications Ltd., because pursuant to industry practice, wholly-owned subsidiaries which are neither investment companies or business development companies are not consolidated.

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

The bank where CRI had its credit line agreement was seized by the FDIC on January 31, 1992. At the time of the seizure, CRI had an outstanding balance of $1,491,000 which was $491,000 over its $1,000,000 credit limit, although the bank had approved the extended credit and CRI was in the process of obtaining an increase in the line of credit. Subsequent to the seizure, the FDIC ceased issuing advances to CRI under the credit line.

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

On July 13, 1995, the Registrant acquired a 100% interest, consisting of an assignment of a lease, in the oil and gas rights to property located in Concho County, Texas, in exchange for common stock. The Registrant assigned its rights in the lease to FEI which intends to find a partner or otherwise raise the capital necessary to drill wells, extract and sell the oil and natural gas located on the property. No business activity was conducted during 1997 or 1998 with respect to the oil and gas lease.

During 1996, FEI was re-named First Colonial Real Estate, Ltd. ("FCREL").

On August 10, 1994, the Registrant acquired the rights to 50% of the stock of Sherwood Properties, Inc. ("Sherwood"), a non-public Nevada Registrant incorporated in February 1995, in exchange for common stock. Sherwood was formed to hold 50% of the stock of a Mississippi corporation that owns, subject to a land sale contract, certain residential lots and is a joint venture partner in the construction and sale of homes on the lots.

The Mississippi corporation has been unable to raise the cash necessary to pay certain 1995 installments required by the land sale contract, accordingly, that contract is in default. The contract provides the sellers with the option to cancel the contract should default occur. The sellers have indicated a willingness to continue to work with the Mississippi corporation and have not taken any steps to cancel the contract. The Registrant has written down its investment in Sherwood to zero until the Sherwood financial condition improves and the land sale contract is no longer in default. Sherwood conducted no operations during 1997 or 1998.

In December 1994 the Registrant acquired a 50% interest in Gulf Coast Hotels, Inc. ("Gulf Coast") in exchange for common stock. Gulf Coast has a contract to acquire 1.435 acres of waterfront real estate in Biloxi, Mississippi for the purpose of constructing a commercial high rise hotel and condominium. The property has 250 feet of frontage along the Gulf of Mexico. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment, and although the seller has provided extensions, the contract was in default at December 31, 1995 and continues to be in default. For these reasons, the Registrant has written down its investment in Gulf Coast to zero until the Gulf Coast financial condition improves. Gulf Coast conducted no operations during 1997 or 1998.

Also in July 1995, the Registrant acquired 50% of the stock of First Colonial Funds, Ltd., a non-public Nevada business development Registrant, and 25% of the stock of First Colonial Fund's subsidiary, Colonial Funds, Limited, a non-public Commonwealth of the Bahamas off-shore fund with investments in various companies, in an exchange of common stock. During 1996, the Colonial Funds, Limited stock was acquired by the Registrant's wholly-owned investee, YPE, Inc, to conform with BDC requirements. Due to its 50% ownership of First Colonial Funds, Ltd., which owns 75% of Colonial Funds, Limited, and its 100% ownership of YPE, Inc., which owns 25% of Colonial Funds, Limited, the Registrant owned 62.5% of Colonial Funds, Limited.

During 1996 the Registrant decided to discontinue its relationship with First Colonial Funds, Ltd., which had also acted as manager for Colonial Funds, Limited. During June 1997, First Colonial Funds, Ltd. relinquished its shares in Colonial Funds, Limited in exchange for the First Colonial Funds, Ltd. shares held by the Registrant. Accordingly, YPE, Inc. became 100% owner of Colonial Funds, Limited.

During March 1996, in exchange for 400,000 shares of its common stock the Registrant acquired a 10% interest in a non-public Florida corporation, And In Justice For All, Inc., which operates a nation-wide membership organization providing its members with access to attorney services at discounted rates.

During 1997, the Registrant agreed to increase its investment in And In Justice For All, Inc. to a total of 15%. The agreement required the Registrant to issue an additional 515,235 shares of its common stock and required And In Justice For All, Inc. to assume the Registrant's convertible debenture payable of $210,000 plus accrued interest of approximately $55,000. The agreement further provides that And In Justice For All, Inc. has the option to reacquire the additional 5% interest from the Registrant for a fixed price of $266,666 at any time prior to July 31, 1998.

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

During 1997, the Registrant reached an agreement in principal with the Beverly Hills Video Group, Inc.("BHVG"), a California non-public corporation, for the acquisition of certain assets of BHVG in exchange for 800,000 shares of the Registrant's unregistered common stock.

During 1997, the Registrant reached an agreement with the creditors of the former Golden Hills Studios for the acquisition of certain assets of Golden Hills Studios including $120,000 in cash in exchange for 2,250,000 shares of the Registrant's unregistered common stock.

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

During 1998 the Registrant closed its operating investees due to continuing losses. Closed were Acclaim Studios, Acclaim Productions, and Contemporary Resources. Also during 1998 the Registrant abandoned various other investments due to lack of working capital. For the most part, these other investments had already been written off. Accordingly, 1998 losses pertaining to these investments consisted of writing off the 1998 advances made by the Registrant to these investees.

Transactions with Turbo, Inc:

Effective March 31, 1992, Turbo, Inc., a Nevada corporation ("Turbo"), then a newly-formed, wholly-owned subsidiary of Gerant Industries, Inc. ("Gerant")(formerly known as L.A. Entertainment, Inc.), acquired 100% of the outstanding common stock of CRI from the Registrant. In exchange, the Registrant received 49% of the outstanding common stock of Turbo and a $500,000 note made by Turbo in favor of the Registrant. The note accrued interest at 10% per annum, and was payable on demand. As a condition of the acquisition, the $500,000 note was to be collateral to secure the interRegistrant debt of the Registrant to CRI. On May 22, 1992, the Registrant liquidated its $500,000 debt to CRI by assigning the $500,000 note to CRI. Also, the Registrant agreed to convert the subordinated note due from CRI of $550,000 to contributed capital.

As incentive for the Registrant to exchange its 100% interest in CRI for a 49% interest in Turbo, Gerant agreed to capitalize Turbo at $1,500,000 by issuing 4,383,710 shares of its restricted common stock to Turbo valued at the fair market value of $.31 per share. In conjunction with this transaction, Gerant was required to register the shares of common stock for sale to the public by December 31, 1992, failing which the acquisition agreement would be automatically rescinded.

Effective June 30, 1992, the Registrant and Gerant sold their aggregate 100% shareholder interest in Turbo (the parent of CRI) for a combined 80% equity interest in Lucky Chance Mining Registrant, Inc., a publicly-held Arizona Corporation ("Lucky"), with Turbo thus becoming a wholly-owned subsidiary of Lucky. Lucky had filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on August 22, 1989, and operated as debtor-in-possession. Lucky confirmed its Second Amended Plan of Reorganization on June 8, 1992, and the Order Confirming Debtor's Second Amended Plan of Reorganization was entered by the Bankruptcy Court on June 17, 1992. Lucky subsequently merged with and into Turbo, resulting in Turbo being the surviving public company ("New Turbo"). Daniel Lezak, Gerant's President and Director, was Lucky's President and controlling shareholder from July 1989 through June 30, 1992. Murray W. Goldenberg, the President of the Registrant, CRI and Turbo, was subsequently appointed as the President of New Turbo.

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

As of December 31, 1992, Gerant had not registered the shares of common stock issued to Turbo. This failure resulted in the automatic rescission of the original agreement effective March 31,

1992. Subsequent to December 31, 1992, in response to requests from Gerant, the Registrant negotiated with Gerant concerning a possible restructuring of the original agreement, but no agreement could be reached. Therefore, in the opinion of the Registrant's management, the original agreement was never consummated, the December 31, 1992 rescission was effective, and CRI continues to be a wholly-owned subsidiary of the Registrant.

On April 6, 1994, Gerant filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

On August 26, 1994 Gerant filed suit against Murray W. Goldenberg, Nova Communications, Ltd., CRI and Turbo, Inc. The adversary proceeding in the bankruptcy court was dismissed with prejudice on February 22, 1995 and without prejudice as to their right to file a new action in a court other than the bankruptcy court.

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

The Registrant has no fixed policy as to the business or industry group in which it may invest or as to the amount or type of securities or assets that it may acquire. However, the Registrant, at this time, is seeking out and evaluating investments in more mature companies. During 1995, the Registrant invested in assets that are not qualifying assets under Section 55 of the Investment Registrant Act; however, such unqualified investment was inadvertent. The Registrant does not intend to fall below the 70% requirement as set forth in
Section 55.

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

The Registrant uses four basic methods of valuation for its investments and there are variations within each of these methods. The Registrant's Board of Directors has determined that the Registrant's four basic valuation methods constitute fair value. As an investee evolves, its progress usually requires changes in the Registrant's method of valuing the investee's securities. The Registrant's investment is separated into its component parts (such as debt, preferred stock, common stock or warrants), and each component is valued separately to arrive at total value. The Registrant believes that a mixture of valuation methods is often essential to represent fairly the value of the Registrant's investment position in an investee. For example, one method may be appropriate for the equity securities of a Registrant while another method may be appropriate for the senior securities of the same company.

The cost method values an investment based on its original cost to the Registrant, adjusted for the amortization of original issue discount, accrued interest and certain capitalized expenditures of the Registrant. While the cost method is the simplest method of valuation, it is often the most unreliable because it is applied in the early stages of an investee's development and is often not directly tied to objective measurements. The original cost may be adjusted by the Board of Directors in good faith taking into account such factors as available financial information of the investee, the nature and duration of any restrictions as to resale and other factors which influence the market in which a security is purchased or sold. All investments are carried at cost until significant positive or adverse events subsequent to the date of the original investment call for a change to another method. Some examples of such events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for the investee's common stock; and (5) material positive or adverse changes in the investee's business.

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

An appraisal value can be defined as the price at which the investment in question could change hands, assuming that both parties to the transaction are under no unusual pressure to buy or sell and both have reasonable knowledge of all the relevant facts. In the case of start-up companies where the entire assets may consist of only one or more of the following: a marketing plan, management or a pilot operation, an evaluation may be established by capitalizing the amount of the investment that could reasonably be obtained for a predetermined percentage of the Registrant. Valuations under the appraisal method are considered to be more subjective than the cost, public market or private market methods.

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


Managerial Assistance
---------------------

The Registrant believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the Investment Company Act with respect to a business development company such as the Registrant means (a) any arrangement whereby a business development Registrant, through its directors, officers, employees or general partners, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio Registrant; or (b) the exercise by a business development company of a controlling influence over the management or policies of a portfolio company by the business development company acting individually or as a part of a group acting together which controls such portfolio company. The Registrant is required by the Investment Company Act to make significant managerial assistance available at least with respect to investee companies that the Registrant treats as qualifying assets for purposes of the 70% test. The nature, timing and amount of managerial assistance provided by the Registrant vary depending upon the particular requirements of each investee company.

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

The Small Business Investment Incentive Act of 1980 modified the provisions of the Investment Company Act that are applicable to a Registrant, such as the Registrant, which elects to be treated as a "Business Development Company" ("BDC"). The Registrant elected to be treated as a business development company in July 1995. The Registrant may not withdraw its election without first obtaining the approval of a majority of its outstanding voting securities.

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

The Investment Comapny Act prohibits or restricts the Registrant from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the Investment Company Act limits the type of assets that the Registrant may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of the acquisition, less than 70% of the value of the Registrant's assets consists of qualifying assets. The effect of the regulation is to require that at least 70% of a business development company's assets be maintained in qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the Registrant acquired their securities, (2) securities of bankrupt or insolvent companies that are not otherwise eligible portfolio companies, (3) securities acquired as follow-on investments in companies that were eligible at the time of the Registrant's initial acquisition of their securities but are no longer eligible, provided that the Registrant has maintained a substantial portion of its initial investment in those companies,
(4) securities received in exchange for or distributed on or with respect to any of the forgoing, and (5) cash items, government securities and high-quality short-term debt. The Investment Company act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered to be qualifying assets.

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

During August 1996, the Registrant entered into a recession agreement with Colonial Funds, Limited for the purpose of correcting the non-compliance so that the form of this investment would comply with the requirements of a qualifying asset. The Registrant returned the shares of Colonial Funds, Limited Class B common stock and received and canceled the shares which it had issued for such stock. Concurrently, the Registrant acquired a 100% interest in YPE,Inc., a non-public Nevada corporation, in exchange for 3,333,333 shares of NOVA common stock which YPE, Inc. exchanged for 25,000 Class B common shares of Colonial Funds, Limited.

Registrant believes any non-compliance with Section 55 has been corrected.

The Registrant is permitted by the Investment Company Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the Investment Registrant Act, is at least 200% after the issuance of the debt or the preferred stock. The Registrant currently has no policy regarding issuing multiple classes of senior debt or a class of preferred stock.

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

Most of the transactions involving the Registrant and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the Investment Company Act prior to its amendment by the Small Business Investment Incentive Act now require the prior approval of a majority of the Registrant's independent directors and a majority of the directors having no financial interest in the transactions. The effect of the amendment is that the Registrant may engage in certain affiliated transactions that would be prohibited absent SEC approval in the case of investment companies which are not business development companies. However, transactions involving certain closely affiliated persons of the

Registrant, including its directors, officers and employees, still require the prior approval of the SEC. In general, "affiliated persons" of a person include:
(a) any person who owns, controls or holds with power to vote, more than five percent of the Registrant's outstanding Common Stock (b) any director, executive officer or general partner of that person, (c) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, and (d) any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote, by such other person. Such persons generally must obtain the prior approval of a majority of the Registrant's independent directors and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the Registrant or any Registrant controlled by the Registrant. The Investment Company Act generally does not restrict transactions between the Registrant and its investee companies.

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

Sometimes the Registrant will not register portfolio securities for sale but will seek to rely upon an exemption from registration. The most likely exemption available to the Registrant is section 4(1) of the Securities Act that, in effect exempts sales of securities not involving a distribution of the securities. This exemption will likely be available to permit a private sale of portfolio securities, and, in some cases, a public sale, if the provisions of Rule 144 under the Securities Act are satisfied. Among other things, Rule 144 requires that securities be sold in "broker transactions", and imposes a two-year holding period prior to the sale of restricted securities.

     (10) During the last three years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

     (11) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (12) As of December 31, 1998, the Registrant has 1 full time employee and several part time employees. The Registrant's employees are not subject to a collective bargaining agreement, and the Registrant has not experienced any slow-downs, strikes or work stoppages due to labor difficulties. The Registrant considers its employee relations to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

(a)  Office
     ------

The Registrant's executive and administrative office is located at 3830 Del Amo Boulevard, Torrance, California 90503. The Registrant leases this space, consisting of approximately 900 square feet, on a one year lease. Currently, the monthly rental is $500.

(2)  Oil and Gas Interests
     ----------------------

Through its wholly-owned investee, FCREL, the Registrant owns interests in (1) exploratory oil and gas property in Concho County, Texas, which is currently inactive, and (2) operating oil and gas property located in Coleman County, Texas.

At December 31, 1998, the Registrant wrote off these investments.

(3)  Residential Real Estate Subdivision
     -----------------------------------

Through its 50% owned investee, Sherwood, the Registrant owns an interest in a residential sub division consisting of raw land sub divided into lots located near Biloxi, Mississippi.

These lots are available for sale and, in conjunction with a joint venture agreement, the design and construction of custom homes on the lots are also available.

Through December 31, 1998, no lots were sold and no homes were constructed on the property.

At December 31, 1998 the Registrant wrote off this investment.

ITEM 3. LEGAL PROCEEDINGS

During the year ended December 31, 1998, neither the Registrant nor its subsidiaries were a party to or the subject of any material legal proceedings, except as described below.

The Registrant's President and Chief Executive Officer, Murray W. Goldenberg, was convicted on December 20, 1999 in U.S. District Court for the Southern District of New York. The convictions were based on violations of Title 15 USC 78j(b) and 78ff; 17 CFR Section 240.10b-5; Title 18 USC 371, 1343, 1346,
1952(a)(3).

For information regarding the Registrant's dispute with Gerant Industries, Inc., see "ITEM 1. DESCRIPTION OF BUSINESS - Transactions with Turbo, Inc."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matters to a vote of its security holders during the years ended December 31, 1997 or 1998.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information:

The equity securities of the Registrant have been quoted on the National Quotation Service Pink Sheets since January, 1986, however the stock was unpriced from July 1989 to October 1994. On October 18, 1994 the Registrant completed the documentation necessary to resume trading. The Registrant's equity securities were originally issued in units. Each unit consisted of (1) 100 shares of common stock, (ii) 100 A warrants to purchase 100 shares of common stock at 0.02 per share exercisable any time within one year of the effective date of the offering, (iii) 100 B warrants to purchase 100 shares of common stock at 0.03 per share exercisable any time within one year of the effective date of the offering, and (iv) 50 C warrants to purchase 50 shares of common stock at 0.04 per share exercisable at any time within two years of the effective date of the offering. After the offering the Registrant extended the exercise period for the A and B warrants to December 10, 1987 and for the C warrants to December 10, 1988. By March 1986, all of the A and B warrants had been exercised.

The following table sets forth the range of high and low bid prices during each quarter for the Registrant's common stock for the years ending December 31, 1998, and December 31, 1997. These over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The 1998 and 1997 information was obtained from Blumberg Financial Services on March 23, 2000 and May 4, 1999, respectively.

                                              1998
                                              ----
 Common Stock                           Bid        Ask
                                       ------     ------
Q1-98                                  1 9/16       1/8
Q2-98                                    5/16       .01
Q3-98                                     1/4       .05
Q4-98                                    1/16       .01


                          1997  BID PRICE :
                          -----------------
                   HIGH          LOW       AVERAGE
                  -------       ------     -------
Q1-97             $1.5000       0.5000      1.1058
Q2-97             $1.1250       0.6250      0.8654
Q3-97             $1.1250       0.3750      0.6971
Q4-97             $1.0000       0.5000      0.7596


                                Approximate Number
                                of Record Holders
  Title of Class             (as of February 29, 2000)
  --------------             -------------------------
  --------------             -------------------------
  Common Stock,
  $.001 Par Value                     1600
-----------------

Dividends:

The Registrant has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Registrant's board of directors and will depend, among other factors, on earnings and debt service requirements, as well as the operating and financial condition of the Registrant. At the present time, the Registrant's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Registrant does not expect to pay a cash dividend within the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) Plan of Operation

During 1998 the Registrant closed its operating investees due to continuing losses. Closed were Acclaim Studios, Acclaim Productions, and Contemporary Resources. Also, during 1998 the Registrant abandoned various other investments due to lack of working capital.

At December 31, 1998, the Registrant's remaining investments included the Gulf Coast Hotels project, cash advances to STS Communications, and the investment in And In Justice For All (the "Legal Club").

Management intends to concentrate future investment and operating activities in the telecommunications and internet industries.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Investment expenses for the years ended December 31, 1997 and 1998 were and $449,148 and $500,887, respectively. These expenses were typical of the Registrant's operations.

The Registrant's losses on investments for the years ended December 31, 1997 and 1998 were $4,514,438 and $184,091, respectively. The 1997 loss represented the write-off of all major assets due to uncertainties surrounding lack of working capital and operating losses. the 1998 loss represented the write off of 1998 advances to various investees.

Financial Condition

The Registrant's qualifying investments at fair value totaled $200,000 and $281,000 at December 31, 1997 and 1998.

Liabilities totaled $1,121,213 and $1,546,439 at December 31, 1997 and 1998, respectively. Liabilities increased due to losses incurred and lack of working capital to pay debts when due.

Registrant had substantial working capital deficits at both December 31, 1997 and 1998.

The following transactions involving shares of Registrant's common stock occurred during the years ended December 31, 1997 and 1998:

     During September 1997, pursuant to Section 4(2) the Registrant issued 180,000 shares to Acclaim Studios, LLC, to conclude the purchase of Acclaim assets discussed in Note 1.

     During September 1997, pursuant to section 4(2) the Registrant issued 600,000 shares to Contemporary Resources, Inc., at a price of approximately $1 per share in partial payment of the Registrant's debts to CRI.

     During September 1997, pursuant to Section 4(2) the Registrant issued 150,000 shares to the private investor holding the demand note discussed in Note
7.  These shares were to be used by the investor as partial payment of the note.

     During the second quarter of 1998 the Registrant issued shares of its common stock as follows: (1) 2,250,000 shares in connection with the acquisition of the assets of the former Golden Hill Studios, (2) 300,000 shares for the investment in TND, and (3) 520,000 shares for the investment in Dryden Energy.

     During the third quarter of 1998 the Registrant issued 800,000 shares in connection with the acquisition of the assets of the former Beverly Hills Video Group.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements for the years ended December 31, 1998 and 1997 are listed under Item 13.


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

     On May 1, 1997 the Registrant filed Form 8-K reporting acquisition of First Colonial Studios, Inc.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table and text sets forth the names and ages of all directors and executive officers of the Registrant and their positions and offices with the Registrant as of December 31, 1998. All of the directors will serve until the next annual meeting of the shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws is also provided.

Name                     Age      Position(s)      Director Since
----                     ---      -----------      --------------
Murray W. Goldenberg     57       President,
                                  Treasurer,
                                   Secretary,
                                  and Director      September 1, 1987

Leslie I. Handler        58       Director          August 27, 1991


     There are no family relationships among directors and executive officers.

Biographies of Directors and/or Officers:

     Murray W. Goldenberg - President, Treasurer, Secretary and Director - Murray W. Goldenberg has been Secretary, Treasurer and a director of the Registrant since September 1, 1987, and President of the Registrant since October 1, 1988. Mr. Goldenberg has been a financial consultant to numerous troubled companies in various industries, including the garment and heavy equipment manufacturing industries. Mr. Goldenberg has also acted as a trustee in bankruptcy. Mr. Goldenberg is a Chartered Accountant under the laws of Canada and the Province of Manitoba.

     Leslie I. Handler - Director - Leslie I. Handler has been a Director of the Registrant since August 27, 1991. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance Company, Los Angeles, California, the asset-based lending subsidiary of Far West Federal Bank, Portland, Oregon. Mr. Handler is an experienced senior manager with more than 30 years of experience with asset-based lending organizations. Since 1993, Mr. Handler has been a consultant to the banking industry.

Compliance with Section 16(a) of the Exchange Act:

     The Registrant does not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. Accordingly, during the year ended December 31, 1993, no Forms 3,4, or 5 and amendments thereto were required to be furnished to the Registrant pursuant to Rule 16(a) - 3(e).


ITEM 10.  EXECUTIVE COMPENSATION




                          Summary Compensation Table

Name and                            Principal
Principal                           Annual            All Other
Position                  Year      Compensation      Compensation
---------                 ----      ------------      ------------
Murray W. Goldenberg      1998        $165,000
President                 1997         165,000
                          1996         165,000
                          1995         162,000                    (1)


Leslie I. Handler,        1998             --
Director                  1997           8,275                    (2)
                          1996             --
                          1995             --


(1) During the year ended December 31, 1994, Mr. Goldenberg and his family were issued 1,400,511 shares of the Registrant's common stock valued at $.001 per share in exchange for the issuance of their continuing personal guarantee and the hypothecation of their residence for CRI's bank line of credit.

(2) During the year ended December 31, 1994, Mr. Leslie I. Handler and his family were issued 1,400,511 shares of the

Registrant's common stock valued at $.001 per share in exchange for the issuance of their continuing personal guarantee and the hypothecation of their residence for CRI's bank line of credit.


Compensation Arrangements:


     During the year ended December 31, 1996, Murray W. Goldenberg was compensated pursuant to a month-to-month consulting agreement. Compensation to Mr. Goldenberg pursuant to this consulting agreement will be approximately $165,000 for the year ending December 31, 1998, exclusive of any bonus that may be paid.

Board of Directors:

     Directors of the Registrant receive no compensation for serving as Directors of the Registrant. During the year ended December 31, 1996, there were no meetings of the Board of Directors. All necessary board approvals and actions were obtained by unanimous written consent. The Directors met on May 28, 1997. The Registrant had no audit, nominating or compensation or committees performing similar functions during the year ended December 31, 1996.


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

As of December 31, 1995, the Registrant had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 15,516,183 shares of which were issued at December 31, 1998, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. The Registrant's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 31, 1999.

Listed below are (a) the name and address of each beneficial owner of more than five percent (5%) of the Registrant's common stock known to the Registrant, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Registrant's common stock so owned; and (b) the number of shares of common stock of the Registrant beneficially owned, and the percentage of the Registrant's common stock so owned, by each director and by all directors and officers of the Registrant as a group. Each such person or entity has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.



                                   Amount and
Name and                           Nature of         Percent of
Address of                         Beneficial        Shares of
Beneficial Owner                   Ownership         Common Stock
----------------                   ----------        ------------
Murray W. Goldenberg                23,707(1)             *
President, Treasurer,
Secretary and Director
6151 W. Century Blvd #1018
Los Angeles
California 90045

Leslie I. Handler                   24,902                *
Director
1108 Via Zumaya
Palos Verdes Estates
California 90274

All Directors and                   48,609                *
Officers as a Group
(2 persons)

YPE, Inc.                        1,866,668              19.82
6151 W. Century Blvd #1018
Los Angeles
California 90045

First Capital Services, Inc.     2,250,000              23.90%
2300 Glades Road, Suite 450
West Tower
Boca Raton, FL  33431

Contemporary Resources, Inc.       600,000               6.37%
6151 W. Century Blvd. Ste. 1018
Los Angeles, CA  90045

* Less than 1%

(1) This does not include 30,000 shares owned by Mr. Goldenberg's three adult children, and 53,595 shares owned by Mr. Goldenberg's wife, Patricia as to which Mr. Goldenberg has neither voting nor investment power and disclaims beneficial ownership.


Changes in Control:

There are no contractual or other arrangements currently in effect or contemplated that may later result in a change in control of the Registrant.


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

10.4 Asset Purchase Agreement among John E. Ferris, Flower Environments, Inc., a Nevada corporation, and Nova Communications, Ltd., a Utah corporation - October 15, 1993(1)

10.5 Consulting Agreement among Nova Communications, Ltd., a Utah corporation, Flower Environments, Inc., a Nevada corporation, and John E. Ferris
- October 15, 1993(1)


21      Subsidiaries of the registrant(1)

     (b)  Reports on Form 8-K:

          1) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, and incorporated herein by reference.

          2) Filed October 26, 1995, for change in accountants dismissing Kellogg & Andelson and appointing Beckman Hollander & Associates.

          3)  Filed February 21, 1996, to amend the 8-K filed on October 26,
1995.

          4) Filed May 1, 1997, for acquisition of specific assets and liabilities comprising substantially all of the operations of Acclaim Studios, LLC, a California limited liability Registrant, by Registrant's non-public, wholly-owned investee, First Colonial Studios, Inc., a Nevada corporation.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOVA COMMUNICATIONS, LTD.
       (Registrant)

Date: March 15, 2000



By: /s/ Murray W. Goldenberg
    ------------------------
        Murray W. Goldenberg
        President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


March 15, 2000

/s/ Murray W. Goldenberg
------------------------
Murray W. Goldenberg, C.A.     Chairman
                               President, Treasurer,
                               Secretary and Director
                               (Chief Executive, Financial
                               and Accounting Officer)



March 15, 2000

/s/ Leslie I. Handler          Director
---------------------
Leslie I. Handler

                           NOVA COMMUNICATIONS, LTD.

                         INDEX TO FINANCIAL STATEMENTS


                                                          Page
                                                        ---------


Report of Independent Auditor                              F-2

Balance Sheets                                             F-3

Statements of Operations                                   F-4

Statement of Net Capital Deficiency                        F-5

Statements of Cash Flows                                   F-6

Notes to the Financial Statements                       F-7,F-16

                         REPORT OF INDEPENDENT AUDITOR


To the Stockholders
Nova Communications Ltd.

I have audited the accompanying balance sheet of Nova Communications Ltd. (formerly First Colonial Ventures, Ltd.) as of December 31, 1998 and 1997, and the related statements of operations, changes in net capital deficiency, and cash flows for the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Communications Ltd. (formerly First Colonial Ventures, Ltd.) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the two years in the period ended December 31, 1998 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has a working capital deficit, a net capital deficiency, and recurring net losses that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Portland, Oregon
October 25, 1999

                           NOVA COMMUNICATIONS LTD.
                   (formerly First Colonial Ventures, Ltd.)

                                Balance Sheets

                                                                               December 31
                                                                       --------------------------
                                                                           1998          1997
                                                                       -----------    -----------
                              ASSETS
                              ------
 Investments                                                           $   281,000    $   200,000
 Cash                                                                            -            689
 Equipment                                                                  13,743         12,680
 Deposits                                                                    2,325              -
                                                                       -----------    -----------

                                                                       $   297,068    $   213,369
                                                                       ===========    ===========

               LIABILITIES AND NET CAPITAL DEFICIENCY
               --------------------------------------

Liabilities:
 Outstanding checks in excess of cash in bank                          $     3,492    $         -
 Notes payable                                                             309,453        297,428
 Accounts payable                                                          754,327        198,394
 Payable to related parties                                                375,220        559,331
 Accrued payroll and payroll related liabilities                            57,453         13,560
 Other accrued liabilities                                                  46,494         52,500
                                                                       -----------    -----------
    Total liabilities                                                    1,546,439      1,121,213

Net capital deficiency:
 Preferred stock; no par value; authorized 10,000,000 shares                     -              -
 Common stock; $.001 par value; authorized 500,000,000 shares;
  outstanding 15,516,183 shares in 1998 (11,646,183 shares
  in 1997)                                                                  15,516         11,646
 Additional paid-in capital                                              9,758,935      9,508,554
 Retained deficit:
  Prior to becoming a Business Development Company                      (3,508,063)    (3,508,063)
  Net realized investment losses                                        (7,044,551)    (2,604,112)
  Net unrealized investment losses                                        (471,208)    (4,315,869)
                                                                       -----------    -----------
   Net capital deficiency (equivalent to ($.08) per share in
    1998 (($.07) in 1997)                                               (1,249,371)      (907,844)
                                                                       -----------    -----------

                                                                       $   297,068    $   213,369
                                                                       ===========    ===========

                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                    (formerly First Colonial Ventures, Ltd.)

                            Statements of Operations


                                              Years ended December 31
                                              ------------------------
                                                 1998          1997
                                              ----------    ----------

Management fees                               $    90,000   $   180,000

Expenses:
 Salaries & consulting fees                       353,370       190,020
 Legal & accounting fees                           35,889        88,344
 Other general & administrative                    87,072       121,003
 Depreciation                                       3,731         6,320
 Interest                                          20,825        43,461
                                              -----------   -----------

     Total expenses                               500,887       449,148
                                              -----------   -----------

Loss before net loss on investments and
 provision for income taxes                      (410,887)     (269,148)

Net loss on investments:
 Realized loss on investments                  (4,028,752)   (1,488,992)
 Change in unrealized loss on investments       3,844,661    (3,025,446)
                                              -----------   -----------

     Net loss on investments                     (184,091)   (4,514,438)

Provision for income taxes                           (800)         (800)
                                              -----------   -----------

Net loss                                      $  (595,778)  $(4,784,386)
                                              ===========   ===========

Net loss per share                            $     (.043)  $     (.437)
                                              ===========   ===========


                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                    (formerly First Colonial Ventures, Ltd.)

                      Statements of Net Capital Deficiency
                 For The Years Ended December 31, 1998 and 1997

                                                                                 Accumulated Deficit
                                                                     ------------------------------------------
                                                        Additional     Pre-BDC       Accumulated    Unrealized        Net
                                Preferred    Common      paid-in     accumulated     investment     investment      capital
                                  stock       stock      capital       deficit          loss           loss        deficiency
                                ----------   -------   -----------   ------------   ------------   ------------   ------------
Balance at January 1, 1997      $        -   $10,716    $7,271,619   $(3,508,063)   $  (845,172)   $(1,290,423)    $ 1,638,677
 Common stock issued -
  930,000 shares                         -       930       749,400             -              -              -         750,330
 Collections on notes
  receivable                             -         -     1,085,260             -              -              -       1,085,260
 Capital contributed                     -         -       402,275             -              -              -         402,275
 Net loss                                -         -             -             -     (1,758,940)    (3,025,446)     (4,784,386)
                                ----------   -------    ----------   -----------    -----------    -----------     -----------

Balance at December 31, 1997             -    11,646     9,508,554    (3,508,063)    (2,604,112)    (4,315,869)       (907,844)
 Common stock issued in
  exchange for investments -
  3,870,000 shares                       -     3,870       120,095             -              -              -         123,965
 Collections on notes
  receivable                             -         -       130,286             -              -              -         130,286
 Net loss                                -         -             -             -     (4,440,439)     3,844,661        (595,778)
                                ----------   -------    ----------   -----------    -----------    -----------     -----------

Balance at December 31, 1998    $        -   $15,516    $9,758,935   $(3,508,063)   $(7,044,551)   $  (471,208)    $(1,249,371)
                                ==========   =======    ==========   ===========    ===========    ===========     ===========

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.
                   (formerly First Colonial Ventures, Ltd.)

                           Statements of Cash Flows

                                                             Years ended December 31
                                                           ----------------------------
                                                              1998             1997
                                                           ----------      ------------

Cash flows from operating activities:
 Net loss                                                  $(595,778)      $(4,784,386)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Net loss on investments                                   184,091         4,514,438
   Benefit for uncollectible notes                           (60,000)                -
   Depreciation                                                3,730             6,320
   Deferred income tax benefit                              (251,100)       (1,627,000)
   Valuation allowance on deferred income taxes              251,000         1,627,000
   Changes in assets and liabilities:
    Investments                                              (81,000)       (1,402,432)
    Deposits and other assets                                 (2,451)          (10,725)
    Outstanding checks in excess of cash in bank               3,492                 -
    Accounts payable and accrued liabilities                 421,734           208,582
                                                           ---------       -----------
                                                            (126,182)       (1,468,203)
Cash flows from investing activities:
 Repayment of related party debt                                   -           (21,845)
 Capital expenditures                                         (4,793)                -
                                                           ---------       -----------
                                                              (4,793)          (21,845)
Cash flows from financing activities:
 Collections on notes receivable on sale of
  common stock                                               130,286         1,085,260
 Capital contributed                                               -           402,275
 Proceeds from issuance of common stock                            -               330
                                                           ---------       -----------
                                                             130,286         1,487,865
                                                           ---------       -----------
 Net decrease in cash                                           (689)           (2,183)
 Cash at beginning of year                                       689             2,872
                                                           ---------       -----------
 Cash at end of year                                       $       -       $       689
                                                           =========       ===========

 Supplemental disclosure of cash flow information -
  cash paid for interest                                   $   8,800       $    23,596
                                                           =========       ===========
 Non-cash investing and financing activities:
  Common stock issued in exchange for
   investment in qualifying assets                         $ 123,965       $         -
                                                           =========       ===========
  Common stock issued in exchange for related
   party debt                                              $       -       $   750,000
                                                           =========       ===========
  Notes payable assumed by investment company              $       -       $   210,000
                                                           =========       ===========

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.
                    (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998

1.   Business and summary of significant accounting policies
     -------------------------------------------------------

     Business: Nova Communications Ltd. (the "Company" or "Nova") was
     --------
     incorporated under the laws of the State of Utah on March 25, 1985. On June 28, 1999, the Company changed its name from First Colonial Ventures, Ltd. to Nova Communications Ltd. The Company advances funds to and acquires ownership interests in business opportunities.

     On January 10, 1995, the Company elected to become an Investment Company pursuant to the Investment Company Act of 1940. On June 27, 1995, the Company elected to become a "Business Development Company" (a "BDC") as that term is defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. The election resulted in the Company becoming a specialized type of investment company.

     Basis of reporting: The financial statements include only the accounts of
     ------------------
     the Company because, pursuant to industry practice, an investee of a business development company is not consolidated unless such investee is a small business investment company or a wholly-owned business development company.

     Business Development Company considerations: As a BDC, the Company may only
     -------------------------------------------
     acquire "Qualifying Assets" unless, at the time of acquisition, the qualifying assets acquired represent at least 70% of the value of the Company's total assets (the 70% test). The principal categories of qualifying assets relevant to the business of the Company are:

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

     In addition, to treating securities described in (1) and (2), above, as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance. Significant managerial assistance means, among other things,
     (i) any arrangement whereby the BDC, through its directors, officers or employees, provides significant guidance and counsel

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998

1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Business Development Company considerations (continued): concerning the
     -------------------------------------------------------
     management, operations or business objectives and policies of a portfolio company, or (ii) in the case of an SBIC, making loans to a portfolio company. Managerial assistance is made available to the portfolio companies by the Company's directors and officers who are highly experienced in providing managerial assistance to small businesses.

     Cash and cash concentrations: For purposes of the statement of cash flows,
     ----------------------------
     the Company considers cash equivalents to be highly liquid instruments with original due dates within three months of the date purchased. In addition, consistent with the reporting requirements of a BDC, the financial statement account category investments, which relate to the Company's activity as a BDC, are included as operating activities in the statement of cash flows.

     Nova and its investment companies place their cash in financial institutions and, at various times throughout the year, cash held in these accounts has exceeded Federal Deposit Insurance Corporation limits. Neither Nova nor any of its investment companies experienced any losses as a result of these cash concentrations.

     Investment valuation:
     --------------------

     Investments consist of investments in debt or equity securities and working capital advancements to portfolio companies. Investments are reported at fair value.

     The fair value method provides for Nova's Board of Directors to be responsible for the valuation of the Company's investments, including notes and interest receivable. Fair value is the value that could reasonably be expected to be realized in a current arm's length sale using the following four basic methods of valuation:

     (1) Cost - The cost method is based on the original cost of the investment company or securities adjusted for amortization of original issue discounts, accrued interest or certain capitalization expenditures. Other adjustments are considered as determined to be appropriate by the Board of Directors in good faith, taking into consideration such factors as available financial information of the investment company, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold. Such method is to be applied in the early stages of an investment company's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Investment valuation (continued):
     --------------------------------

     (2) Private market - The private market method is based on third party transactions in the investment company's securities, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and well documented by the investment company. Adjustments are considered by the Board of Directors in good faith taking into consideration such factors as available financial information of the investment company, the nature and duration of any restrictions as to resale, and other factors which influence the market in which a security is purchased and sold.

     (3) Public market - The public market is the preferred method of valuation when there is an established public market for the investment company's securities. In determining whether the public market method is sufficiently established for valuation purposes, the Board of Directors examines the trading volume, the number of shareholders and the number of market makers in the investment company's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investment company's securities.

     (4) Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market in the investment company's securities.

     Reporting comprehensive income: The Company reports and displays
     ------------------------------
     comprehensive income and its components as separate amounts in the financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners. As of December 31, 1998, the Company does not carry any items required to be disclosed as other comprehensive income.

     Income taxes: Income taxes are accounted for using an asset and liabilities
     ------------
     approach. Under this method, deferred income tax assets and liabilities are computed annually for differences between the financial statement carrying amounts and their tax bases that will result in taxable or deductible amounts in the future using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

     Net loss per share: Net loss per share is computed by dividing net loss by
     ------------------
     the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 13,724,128 for 1998 (10,958,682 for 1997). Preferred stock is not considered to be a common stock equivalent.

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Significant risks and uncertainties: The process of preparing financial
     -----------------------------------
     statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the valuation of investment companies. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

     Recently issued accounting pronouncements:
     -----------------------------------------

     Accounting for derivative instruments and hedging activities: In June 1998,
     ------------------------------------------------------------
     SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending on the nature of the exposure that is being hedged, and the standard defines three hedge risks: change in fair value, change in cash flows and change in foreign currency.

     A fair-value hedge represents the hedge of an exposure to changes in the fair value of an asset, liability or an unrecognized firm commitment. Changes in fair value hedges are recognized in earnings, as well as the gain or loss on the hedged item attributable to the hedged risk. Certain criteria must be met in order for a hedging relationship to qualify as a fair-value hedge.

     A cash-flow hedge is a hedge of an exposure to variability in cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction. The effective portion of a hedging instrument's gain or loss is initially reported as a component of other comprehensive income and is reclassified as a component of earnings in the same period or periods during which the hedge forecasted transaction affects earnings. As in fair value hedges, certain criteria must be met in order for a hedging relationship to qualify as a cash-flow hedge.

     A foreign-currency hedge can be a fair-value hedge or a cash-flow hedge of the foreign currency exposure, therefore it follows the same principles as those that apply to the accounting for non-foreign hedges with some particularities defined in the statement.

     This statement is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Recently issued accounting pronouncements (continued):
     -----------------------------------------------------

     Accounting for the cost of computer software developed for internal use: In
     -----------------------------------------------------------------------
     March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, " Accounting for the Cost of Computer Software Developed for Internal Use" ("SOP 98-1"), which will become effective for financial statements for the year beginning January 1, 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Management does not believe the impact of adoption will have a material effect on the Company's financial position or results of operations.


2.   Operations
     ----------

     The Company's continued existence is dependent upon its ability to obtain profitable operations from its investments or additional capital. The Company's investments have experienced recurring losses and negative working capital.

     In June 1999, the Company was successful in obtaining a $525,000 note payable which becomes due in August 2000. The proceeds of the note were used to satisfy a $390,000 obligation of Contemporary Resources, Inc. which Nova had guaranteed. The remaining proceeds of the note are being used for working capital in 1999.

     As of October 25, 1999, the Company owned 362,500 restricted shares of common stock of And In Justice For All, Inc., dba Legal Club of America ("Legal Club"). The restrictive time period of those shares expire on December 19, 1999. The shares are pledged as collateral against the note payable described above. The Company intends to sell some or all of the Legal Club shares and believes, based on current trading prices, the proceeds will be sufficient to repay the note payable and provide working capital for the next fiscal year.

     The financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


3.   Investments
     -----------

     Investments aggregated the following as of December 31:

                                                          1998                     1997
                                                 ---------------------   -----------------------
                                                 Fair Value     Cost     Fair Value      Cost
                                                 ----------   --------   ----------   ----------

       Investments in qualifying assets            $281,000   $752,208     $200,000   $5,046,564

       Investments in non-qualifying asset-
        First Colonial Funds, Ltd.:
         Common stock, 50,000 shares                      -    110,000            -      110,000
         Advances                                         -      4,304            -        4,304
                                                   --------   --------     --------   ----------
                                                          -    114,304            -      114,304
                                                   --------   --------     --------   ----------

          Aggregate investments                    $281,000   $866,512     $200,000   $5,160,868
                                                   ========   ========     ========   ==========

4.   Investments in qualifying assets
     --------------------------------

     The Company's investments in qualifying assets were as follows at December 31:

                                                          1998                     1997
                                                 ---------------------   -----------------------
                                                 Fair Value     Cost     Fair Value      Cost
                                                 ----------   --------   ----------   ----------
       Wholly owned portfolio companies:

         Contemporary Resources, Inc. -
          Common stock                             $      -   $      -     $      -   $  773,115
         First Colonial Real Estate, Inc.:
          Common stock                                    -          -            -       10,130
          Advances                                        -          -            -      218,085
         Baja Pacific International, Inc. -
          Common stock                                    -          -            -        7,600
         YPE, Inc. -
          Common stock                                    -          -            -        3,367
         First Colonial Productions, Inc.:
          Common stock                                    -          -            -       25,000
          Advances                                        -          -            -      268,105
         First Colonial Studios, Inc.:
          Common stock                                    -          -            -      690,000
          Advances                                        -          -            -      147,478
         Dryden Energy, Inc.:
          Common stock                                    -          -            -    1,802,241
          Advances                                        -          -            -          960

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


4.   Investments in qualifying assets (continued)
     --------------------------------------------

                                                          1998                     1997
                                                 ---------------------   -----------------------
                                                 Fair Value     Cost     Fair Value      Cost
                                                 ----------   --------   ----------   ----------
        Controlled (50%) portfolio companies:

         Sherwood Properties, Inc.:
          Common stock                                               -            -        1,919
          Advances                                        -          -            -       73,000
         Gulf Coast Hotels, Inc.:
          Common stock, 1,875 shares                      -    209,782            -      209,782
          Advances                                        -     85,000            -       85,000

        Other portfolio companies:

         TND/Medical International, Inc. -
          Common stock                                    -          -            -      350,000
         And In Justice For All, Inc. -
          Common stock, 650,000 shares              200,000    376,426      200,000      376,426
         Gerant Industries, Inc. -
          Common stock                                    -          -            -        4,356
         STS Communications -
          Advances                                   81,000     81,000            -            -
                                                    --------   --------     --------   ----------
         Total investments                         $281,000   $752,208     $200,000   $5,046,564
                                                   ========   ========     ========   ==========

     Gulf Coast Hotels, Inc. ("Gulf Coast"): In December 1994, the Company
     --------------------------------------
     purchased the rights to 50% of Gulf Coast, a company incorporated under the laws of the State of Nevada. Gulf Coast was formed to purchase the rights to approximately 1.4 acres in Biloxi, Mississippi and to develop a high-rise condominium hotel on that site. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment. The seller has provided extensions to Gulf Coast, however, the agreement is in default.

     During 1997, Gulf Coast entered into agreements to sell its interest in the property and to become a minority partner in the development project subject to the majority partners obtaining financing.

     Management of Nova has determined that its investment in and advances to Gulf Coast have no value based upon the appraisal investment valuation method due to the uncertainty of the outcome of Gulf Coast's default.

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


4.   Investments in qualifying assets (continued)
     -------------------------------------------

     Legal Club: During March 1996, the Company acquired an interest in Legal
     ----------
     Club, which was incorporated under the laws of the State of Florida. Legal Club started a new nationwide membership organization providing access to attorney services at discounted rates. During 1997, Legal Club became a publicly traded company.

     The value of the Company's investment in Legal Club was determined based upon the public market and appraisal investment valuation methods.

     STS Communications ("STS"): During 1998, the Company made advances to STS,
     --------------------------
     a non-public California company providing communication services, under an agreement where Nova would acquire up to 50% of STS. Later during 1998, STS was acquired by another company. In March 1999, an agreement was reached whereby Nova would receive $130,000 as complete settlement for its investment in and advances to STS.

     Change in unrealized loss on investments consisted of the following for the years ended December 31:

                                                              1998          1997
                                                           ----------   ------------
       Contemporary Resources, Inc.                        $  242,521   $  (649,952)
       Sherwood Properties, Inc.                               74,919             -
       Baja Pacific International, Inc.                         7,500        (7,500)
       YPE, Inc.                                                3,367        (3,367)
       First Colonial Productions, Inc.                       293,105             -
       First Colonial Studios, Inc.                           837,477             -
       Dryden Energy, Inc.                                  1,803,201    (1,803,201)
       First Colonial Real Estate, Inc.                       228,215             -
       Gulf Coast Hotels, Inc.                                      -       (35,000)
       TND/Medical International, Inc.                        350,000      (350,000)
       Legal Club                                                   -      (176,426)
       Gerant Industries, Inc.                                  4,356             -
                                                           ----------   -----------
       Total change in unrealized loss on investments      $3,844,661   $(3,025,446)
                                                           ==========   ===========

5.   Notes payable
     -------------

     Notes payable consisted of a loan and accrued interest payable to a private investor. The note is unsecured and bears interest per annum at 2% over Bank of America prime rate. The Company intends to issue a minimum of 150,000 shares of its common stock as repayment of the amount.

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


6.   Income taxes
     ------------

     The Company files a consolidated tax return in the name of Contemporary Resources, Inc. as a result of the original reverse purchase of the assets of Nova by Contemporary Resources, Inc.

     Deferred income taxes consisted of the following at December 31:

                                                              1998           1997
                                                          -----------    ------------
       Deferred tax assets:
         Net operating loss carryovers                    $ 2,266,300    $   690,500
         Unrealized losses on investments                     164,900      1,510,600
         Allowance for uncollectible notes                     21,000              -
                                                          -----------    -----------
                                                            2,452,200      2,201,100
       Valuation allowance for deferred tax
         assets                                            (2,452,200)    (2,201,100)
                                                          -----------    -----------
       Net deferred income taxes                          $         -    $         -
                                                          ===========    ===========

     The Company had net operating loss carryovers as of December 31, 1998 of approximately $6,475,100 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire in the years 2002 through 2013.

     Reconciliation of income taxes computed at the federal statutory rate to the provision for income taxes is as follows for the years ended December 31:

                                                             1998          1997
                                                          ----------   ------------
       Tax at statutory rates                             $(202,293)   $(1,626,691)
       Differences resulting from:
          State tax, net of federal tax benefit                 528            528
          Non-deductible and other items                    (48,535)           (37)
          Change in deferred tax valuation allowance        251,100      1,627,000
                                                          ---------    -----------

       Provision for income taxes                         $     800    $       800
                                                          =========    ===========

7.   Legal matters
     -------------

     The president of the Company, along with several other individuals, has been indicted by the United States District Court, Southern District of New York alleging conspiracy, securities fraud, and wire-fraud. The president denies the allegations and is vigorously defending the matter.

                           NOVA COMMUNICATIONS LTD.
                   (Formerly First Colonial Ventures, Ltd.)

                         Notes to Financial Statements

                               December 31, 1998


8.   Other related party transactions
     --------------------------------

     The Company pays a monthly fee of $13,750 to its president under a month-to-month consulting agreement. Consulting expenses charged to operations was $165,000 for 1998 ($165,000 for 1997).


9.   Subsequent events
     -----------------

     At its annual meeting in June 1999, the Board of Directors of the Company terminated the election to be an Investment Company pursuant to the Investment Company Act of 1940 and no longer be considered a Business Development Company. As a result of this resolution, the Company will begin to present consolidated financial position and results of operations with their investment companies.

     In January 1999, the Company entered into an agreement to acquire 100% of the outstanding shares of Communications 2000; dba Telephone Equipment Company, a non-public California corporation that sells and installs telephone and other communication equipment and systems. Under the agreement, the Company would exchange a note payable convertible into 2,000,000 shares of its common stock for all of the outstanding shares of Communications 2000. The note would be convertible on or after March 31, 2000. The Company may rescind the agreement if Communications 2000 does not meet certain financial goals and Communications 2000 may rescind the agreement if the Company's common stock is not trading at or above $1 per share by March 31, 2000. As of October 25, 1999, the Company had advanced Communications 2000 approximately $28,100.

     In 1999, the Company cancelled 300,000 shares of its common stock issued for the purchase of TND/Medical International, Inc to terminate its investment in that company. As of October 25, 1999, the Company had 15,216,183 share of its common stock issued and outstanding.

     In 1999, the Company sold 287,500 share of Legal Club, the proceeds of which were used primarily for fees and costs to obtain a $525,000 note payable.