Form 10KSB
period 1999-12-31
NOVA COMMUNICATIONS LTD
filed 2000-05-04
CIK 769882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


/X/  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  DECEMBER 31, 1999

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For transition period from __________________to______________

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

                    3830 DEL AMO BLVD., TORRANCE,  CA 90503
                    ---------------------------------------
                    (Address of principal executive offices)
                    Issuer's telephone number (310) 642-0200

         6033 WEST CENTURY BOULEVARD, SUITE 280, LOS ANGELES, CA 90045
                 (Former address, if changed since last report)

        Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

        Securities registered under Section 12 (g) of the Exchange Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                                                  YES /X/  NO /  /



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: / /

Issuer's revenues for its most recent fiscal year:  74,218

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 29, 2000 was $1,815,236 at February 29, 2000, based on the average bid and ask prices during January and February, 2000.

The issuer had 13,496,182 shares of common stock outstanding as of February 29, 2000.

                   Documents incorporated by reference:  NONE

      Transitional Small Business Disclosure Format:  Yes  /  /    No  /X/

ITEM  1.  DESCRIPTION OF BUSINESS

     (a)  General Development of Business

(1) First Colonial Ventures, Ltd. was organized under the laws of the State of Utah in 1985 for the purpose of acquiring a participating interest in one or more businesses. Through its year ended December 31, 1994, the Company conducted business through various wholly owned subsidiaries until electing in 1995 to become a Business Development Company. In January 1995, the Registrant elected to become an Investment Company pursuant to the Investment Company Act of 1940. In June 1995, the Registrant terminated its Investment Company election and elected to become a Business Development Company, as defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. The election resulted in the Registrant becoming a specialized type of Investment Company. Consistent with this change in type of business entity, during the year ended December 31, 1995, the Registrant changed its method of financial reporting and valuation of investments from cost to fair value.

     Nova Communications Ltd. (the "Company") was formerly known as First Colonial Ventures, Ltd. Stockholders of the Company met in June 1999 and voted to change the name of the Company, change its state of incorporation from Utah to Nevada, and to terminate its status under the investment Company Act of 1940 as a Business Development Company. Nova Communications Ltd. was never a Business Development Company or an Investment Company. The Company primarily is engaged in the business of investing in and providing managerial assistance to developing companies that, in its opinion, would have a significant potential for growth. The Company's investment objective is to achieve long-term capital appreciation, rather than current income on its investments. There is no assurance that the Company's investment objective will be achieved. Effective January 1, 1999, the Board of Directors resolved to cease its election to report its Financial Statements as an investment company pursuant to the Investment Company Act of 1940.

     (c) Narrative Description of Business
(i-xiii)

  Nova Communications Ltd. is a company in transition. Contemporary Resources Inc., a wholly owned subsidiary, was in the midst of a phenomenal growth curve when the Federal Deposit Insurance Corporation shut down its bank. The loss of its line of credit crippled Contemporary Resources' ability to continue its importing operations. Nova (previously known as First Colonial Ventures, Ltd.) had already embarked on a business plan that included the acquisition of real estate in Biloxi, MS; oil and gas leases in West Texas; two post-production houses in Los Angeles, CA; and a Magnetic Resonance Imaging Center in San Diego, CA. When the investment bankers that had committed to raise capital fell short of their objective, the Company was forced to liquidate or otherwise dispose of its investments. Previous to the current fiscal year, the

Company reported its financial condition in the form required by The Investment Company Act of 1940. The Business Development Company status was terminated effective January 1, 1999. However, those assets that were previously carried at cost, minus a valuation reserve, must be reported on the same basis. Certain other assets were abandoned because the cost of preserving them outweighed the benefit of their preservation. Other assets were disposed of for cash or notes receivable.

  Nova does not have equity or management control over any of its active investments and intends to focus its efforts on acquiring takeover candidates for Communications 2000. None of its investments is treated as subsidiaries.

  Our new strategic course is based on our firm belief that business communications and e-commerce will provide substantial opportunity over the next five years.

  During 1999, the Company acquired an option to acquire 100% of the capital stock of Communications 2000, Inc., a company involved in providing business communications systems, for small and large businesses. Communications 2000 (dba Telephone Equipment Company) provides voice, data and video networking solutions utilizing relationships with Nortel, Panasonic, Internet Connect, Sound Advantage and others.

  During March 1996, in exchange for 400,000 shares of its common stock, the Registrant acquired a 10% interest in a non-public Florida corporation, And Justice For All, Inc., which operates a nation-wide membership organization providing its members with access to attorney services at discounted rate.

  During 1997, the Registrant agreed to increase its investment in And Justice For All, Inc. to a total of 15%. The agreement required the Registrant to issue an additional 515,235 shares of its common stock and required And Justice For All, Inc. to assume the Registrant's convertible debenture payable of $210,000 plus accrued interest of approximately $55,000. The agreement further provides that And Justice For All, Inc. had the option to reacquire the additional 5% interest from the Registrant for a fixed price of $266,666 at any time prior to July 31, 1998. The option was not exercised.

     During 1999, the Company borrowed $525,000 using the Legal Club And Justice For All stock as collateral. The lender also bought 287,500 shares of Legal Club for $28,750. The Company used the proceeds of the loan to repay the Company's bank loan and for working capital.

ITEM 2.  DESCRIPTION OF PROPERTY

  The Company's executive and administrative office is located at 3830 Del Amo Boulevard, Torrance, California 90503, where the Company utilizes approximately 900 square feet of 10,000 square feet being leased by Communications 2000. Currently, the Company's monthly rental is $500.

ITEM 3.  LEGAL PROCEEDINGS

  (a) During the year ended December 31, 1999, neither the Company nor its subsidiaries were a party to or the subject of any material legal proceedings.

  (b) On October 21, 1997, the Securities Exchange Commission obtained an order directing a private investigation and designating officers to take testimony. On February 3, 2000, the Company and Murray W. Goldenberg personally, submitted an Offer of Settlement in this administrative proceeding. On April 10, 2000 the Commission deemed it appropriate to accept the Offers of Settlement and ordered that pursuant to Section 9(f) of the Investment Company Act, Section 8A of the Securities Act and Section 21C of the Exchange Act, FCVL cease and desist from committing or causing any violation and any future violation of Sections 23(b), 31(a) and 55(a) of the Investment Company Act and Rule 31a-1thereunder, Section 5(a) and 5(c) of the Securities Act and Section 13(a) of the Exchange Act and Rules 13(a)-1 and 13a-13 hereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)  Market Information:

  The equity securities of the Company have been quoted on the National Quotation Service Pink Sheets since January 1986, however the stock was unpriced from July 1989 to October 1994. On October 18, 1994, the Company completed the documentation necessary to resume trading.

  The following table sets forth the range of high and low bid prices during each quarter for the Company's common stock for the years ending December 31, 1998 and December 31, 1999. These over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The 1999 information was obtained on April 12, 2000 from American On-Line (Standard & Poors Comstock).

                        1998 SALES PRICES
                        -----------------

COMMON STOCK            LOW          HIGH
------------            ---          ----

Q1-98                  $.125        $1.50
Q2-98                    .01          .30
Q3-98                    .05         .125
Q4-98                  no price       .02



                        1999 SALES PRICES
                        -----------------

                        LOW          HIGH
                        ---          ----
Q1-99                   no price    $ .01
Q2-99                   .01           .25
Q3-99                   .07           .25
Q4-99                   .05           .26


     (b)                  Approximate Number
                          of Record Holders
Title of Class            (as of February 29, 2000)
--------------            ------------------------

Common Stock,
$.001 Par Value            1600

     (c)  Dividends:

  The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

  The financial statements for the years ended December 31, 1998 and 1999 are filed under Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL        CONDITION AND
RESULTS OF OPERATION.

  Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto. All amounts for 1998 have been restated as a result of the Company's change in reporting entity effective January 1, 1998.

RESULTS OF OPERATIONS

Comprehensive income, net loss and net loss per common share

  Comprehensive net income for 1999 was $550, an increase of $596,328 compared with a loss of $(596,328) for 1998. Net loss for 1999 was $(197,911), a loss decrease of $(4,065,595) compared with a loss of $(4,262,706) for 1998. As a result, earnings per share for 1999 was $.000, an increase of $.043 per share compared with a net loss per share of $(.043) for 1998. These amounts increased for 1999 compared with 1998 primarily as a result of: (1) an increase in net revenues of $3,687,601, offset by a decrease in unrealized holding gain on available-for-sale investments of $3,469,267; (2) a decrease in general and administrative expenses of $72,140; (3) and an increase in other income of $157,418.

Net revenues and other comprehensive income

  Net revenues for 1999 were $74,218, an increase of $3,687,601 compared with $(3,761,819) for 1998. Management fee income decreased $90,000 as a result of the closure in 1998 of the investment company for which the Company provided management services. Net investment income for 1999 was $74,218 derived from the sale of shares of And in Justice For All, Inc., dba Legal Club of America, one of the Company's available-for-sale investments. The Company recognized a net investment loss for 1998 of $(3,851,819) as a result of the divestiture of several available-for-sale investments. That loss was partially offset by other comprehensive income that resulted from a decrease in the unrealized holding losses on these available-for-sale investments that was provided for by the Company in 1997. Other comprehensive income in 1998 was a result of a decrease in the unrealized holding loss on And in Justice For All, Inc., dba Legal Club of America that was sold during the year.

General and administrative expenses

  General and administrative expenses for 1999 were $407,922, a decrease of 15.0% compared with $480,062 for 1998. General and administrative expenses decreased as a result in a reduction in salaries and consulting fees no longer required to monitor the Company's available-for-sale investment companies as a result of the divestiture of those investments over the past two years.

Loan fees and net interest income (expense)

  Loan fees were incurred in 1999 from the borrowings under notes payable.
Loan fees income resulted from the gain on the transfer of shares of Company's investment in And in Justice For All, Inc., dba Legal Club of America to the holder of the note. Net interest income for 1999 was $21,866 compared with net interest expense of $20,825 for 1998. The Company began receiving interest income in 1999 from notes receivable it holds from the sale of certain available-for-sale investments.

FINANCIAL POSITION

Liquidity and capital resources

  The Company had a working capital deficit of $(1,050,547) at December 31, 1999 compared with $(953,661) at December 31, 1998. The Company's primary source of cash in 1999 consisted of proceeds from short-term debt borrowings of $500,000 and principal repayments on notes receivable of $24,668. The Company used this cash to satisfy a bank loan it had guaranteed for one of its' investment companies and to reduce its accounts payable by $436,447 during 1999.

  Management of the Company believes that adequate capital resources are available to satisfy its payables and maintain its current operations. Such sources of capital would include, but not limited to, debt borrowings, collection of notes receivable and proceeds for sale of its investments.

Capital expenditures

  The Company did not incur any capital expenditures in 1999 and incurred only $4,793 of capital expenditures in 1998. The Company does not expect to incur significant capital expenditures in 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE-see attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements with accountants during the most recent two fiscal years.
  On April 25, 1999, the Company filed Form 8-K reporting the retirement of Accountant, J. Paul Kenote, P.C., and the appointment of Accountant, Timothy L. Steers, LLC.
                                   PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  (b)   The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company as of December 31, 1999. All of the directors will serve until the next annual meeting of the shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws are also provided.

NAME                    AGE        POSITION(S)          DIRECTOR SINCE

Murray W. Goldenberg     60        President, Treasurer,


NAME                    AGE        POSITION(S)          DIRECTOR SINCE
                                   Secretary,  and
                                   Director             September 1, 1987

Leslie I. Handler        61        Director             August 27, 1991

Kenneth D. Owen          35        Director             June 28, 1999

(d)  Family Relationships:

There are no family relationships between any director and executive officer, or person nominated to become a director or executive officer.

(e) (1)  Business Experience:


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

  Leslie I. Handler - Director -
Leslie I Handler has been a Director of the Company since August 27, 1991. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance subsidiary of Far West Federal Bank, Portland, Oregon. Mr. Handler is an experienced senior manager with more than 30 years of experience with asset-based lending organizations. Since 1993, Mr. Handler has been a consultant to the banking industry.

  Kenneth D. Owen - Director -

Kenneth D. Owen has been a Director of the Company since June 28, 1999. Mr. Owen has been in the communications industry for 15 years and was previously vice president of A T & T Business Systems for Southern California. He currently is president of Communications 2000, a Panasonic Diamond Dealer and an authorized Nortel Distributor.

(f)  Involvement in Certain Legal Proceedings

(2) The Company's President and Chief Executive Officer, Murray W. Goldenberg, was convicted on December 20, 1999 in the U.S. District Court for the Southern District of New York. The convictions were based on violations of title 15 USC 78j(b) and 78ff; 17 CFR Section 240.10b-5; Title 18USC 371, 1343, 1346, 1952
(a)(3). The conviction is presently under appeal.

     Pursuant to Section 9(f) of the Investment Company Act, Section 8A of the Securities Act and 21C of the Exchange Act, the Securities and Exchange Commission ordered that Goldenberg cease and desist from (1) causing any violation and any future violation of Sections 23(b), 31(a) and 55(A) of the Investment Company Act and Rule 31a-1 there under and Section 13(a) of the Exchange Act and Rules 13a-13 there under; and (2) committing or causing any violation and any future violation of Sections 5(a) and 5(c) of the Securities Act; and

  Pursuant to Section 9(b) of the Investment Company Act, Goldenberg is prohibited from serving or acting as an employee, officer or director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter.

ITEM 11.  EXECUTIVE COMPENSATION

(a) (1)
                            Cash Compensation Table

Name & Principal        Year    Principal Annual  All Other Compensation
Position                        Compensation

Murray W. Goldenberg    1999     $165,000                   Nil
President               1998      165,000                   Nil
                        1997      165,000                   Nil
                        1996      165,000                   Nil


Leslie I. Handler       1999            -                   Nil
Director                1998            -                   Nil
                        1997        8,275                   Nil
                        1996            -                   Nil

Compensation Arrangements:


  During the year ended December 31, 1999, Murray W. Goldenberg was compensated pursuant to a month-to-month consulting agreement. Compensation to Mr. Goldenberg pursuant to this consulting agreement will be approximately $165,000 for the year ending December 31, 1999, exclusive of any bonus that may be paid.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


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


As of December 31, 1999, the Company had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 13,496,182 shares of which were issued at December 31, 1999, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. The Company's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.


The following table sets forth certain information regarding the beneficial ownership of the common stock as of January 31, 2000. Listed below are (a) the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock so owned, by each director and by all directors and officers of the Company as a group. Each such person or entity has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                Amount and Nature       Percent of
Beneficial Owner                of Beneficial Ownership     Shares of
                                                          Common Stock

Murray W. Goldenberg                    23,707 (1)                      *
President, Treasurer,
Secretary and Director
8515 Falmouth Ave. #315
Playa del Rey
 California  90293

Leslie I. Handler                       51,622 (2)                      *
Director
1108 Via Zumaya
Palos Verdes Estates
California  90274

Name and Address of                Amount and Nature       Percent of
Beneficial Owner                of Beneficial Ownership     Shares of
                                                          Common Stock
Kenneth D. Owen                        195,000                1.44%
31913 Taylor Road
Thousand Palms
California  92276

All Directors and                      270,329                2.00%
Officers as a Group
(3 persons)

YPE, Inc.                            1,116,668                8.27%
6151 W Century Blvd. #1018
Los Angeles
California  90045

First Capital Services, Inc.         2,250,000               16.67%
2300 Glades Road, Suite 450
West Tower
Boca Raton, Florida  33431

Contemporary Resources, Inc.           600,000                4.45%
3830 Del Amo Boulevard #101
Torrance California 90503

 .  Less than 1%


(1) This does not include 30,000 shares owned by Mr. Goldenberg's three adult children, and 53,595 shares owned by Mr. Goldenberg's wife, Patricia, as to which Mr. Goldenberg has neither voting nor investment power and disclaims beneficial ownership.

(2) This does not include 31,318 shares owned by Mr. Handler's wife, Judy, as to which Mr. Handler has neither voting nor investment power and disclaims beneficial ownership.

(c)  Changes in Control:

There are no contractual or other arrangements currently in effect or contemplated that may later result in a change in control of the Company.


PART  IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number       Description of Document


1.           Financial Statements

3(3)(i)(1)   FCVL Articles of Incorporation - March 25, 1985  (1)

3(3) (2)     FCVL Amendment to Articles of Incorporation - August 12, 1985 (1)

3(3) (3)     FCVL Amendment to Articles of Incorporation - September 3, 1985 (1)

3(3) (4)     FCVL Amendment to Articles of Incorporation - February 3, 1992 (1)

3(3)(ii)(1)  FCVL  Bylaws   (1)

3(13)        Annual Report to security holders and Form 10Q


(b) No reports on Form 8-K where filed during the last quarter of the period covered by this report.

(c)(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, and incorporated herein by reference.



SIGNATURES:

In accordance with Section 13 or 15 (d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOVA COMMUNICATIONS LTD.
  (Company)

Date:  May 3, 2000



By:   /s/  Murray W. Goldenberg
      -------------------------
          Murray W. Goldenberg,
          President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:



May 3, 2000


/s/  Murray W. Goldenberg
-------------------------
Murray W. Goldenberg            Chairman, President, Treasurer,
                                Secretary and Director
                                (Chief Executive, Financial and
                                Accounting Officer)

May 3, 2000

/s/   Leslie I. Handler      Director
-----------------------
Leslie I. Handler


May 3, 2000

/s/  Kenneth D. Owen      Director
--------------------
Kenneth D. Owen

                           NOVA COMMUNICATIONS LTD.

                             FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1999 AND 1998

                                     WITH

                        REPORT OF INDEPENDENT AUDITORS

                           NOVA COMMUNICATIONS LTD.

                     Years ended December 31, 1999 and 1998

                                    Contents


                                                        Page
                                                       ------
Report of Independent Auditors.....................       F-1

Financial Statements:

 Balance sheets....................................       F-2

 Statements of operations..........................       F-3

 Statements of net capital deficiency..............       F-4

 Statements of cash flows..........................       F-5

 Notes to financial statements.....................    F-6-13

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Nova Communications Ltd.

We have audited the accompanying balance sheet of Nova Communications Ltd. as of December 31, 1999 and 1998, and the related statements of operations, changes in net capital deficiency, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Communications Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in accordance with generally accepted accounting principles.

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

As discussed in Note 3 to the financial statements, the Company changed its reporting entity in 1999.



Portland, Oregon
March 24, 2000

                           NOVA COMMUNICATIONS LTD.

                                Balance Sheets


                                                  December 31
                                          ----------------------------
                                              1999            1998
                                          -------------   ------------
               ASSETS
               ------

Current assets:
 Cash                                     $       3,513   $          -
 Receivables                                     29,820         81,000
 Notes receivable                                48,829              -
 Deposits                                         3,177          2,325
 Available-for-sale investments                 200,010        200,000
                                           ------------    -----------
  Total current assets                          285,349        283,325

Notes receivable                                 94,469              -

Equipment, net                                   28,473         13,743
                                           ------------    -----------

                                          $     408,291   $    297,068
                                           ============    ===========

   LIABILITIES AND NET CAPITAL DEFICIENCY
   --------------------------------------

Current liabilities:
 Outstanding checks in
  excess of cash in bank                  $           -   $      3,492
 Notes payable, net of deferred
  loan fees of $115,547                         438,038              -
 Accounts payable                               317,880        754,327
 Payable to related parties                     511,509        375,220
 Accrued payroll and payroll
  related liabilities                            46,379         57,453
 Other accrued liabilities                       18,661         46,494
 Long-term obligations, due
  within one year                                 3,429              -
                                           ------------    -----------
     Total liabilities                        1,335,896      1,236,986

Long-term obligations                           321,216        309,453

Net capital deficiency:
 Preferred stock; no par value;
  authorized 10,000,000 shares                        -              -
 Common stock; $.001 par value;
  shares authorized 500,000,000 shares;
  shares outstanding 13,496,182 in 1999
   (15,516,183 shares in 1998)                  13,496          15,516
 Additional paid-in capital                  9,760,955       9,758,935
 Retained deficit                          (10,725,525)    (10,527,614)
 Unrealized holding loss from
  available-for-sale investments              (297,747)       (496,208)
                                           -----------     -----------
    Net capital deficiency                  (1,248,821)     (1,249,371)
                                           -----------     -----------
                                          $    408,291    $    297,068
                                           ===========     ===========


                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

           Statements of Operations and Comprehensive Income (Loss)

                                                       Years ended December 31
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
Management fees income
                                                    $          -    $     90,000
Net investment income (loss)                              74,218      (3,851,819)
                                                     -----------     -----------
   Total net revenues                                     74,218      (3,761,819)

General and administrative expenses                      407,922         480,062
                                                     -----------     -----------

Loss from operations                                    (333,704)     (4,241,881)

Other income (expenses):
 Loan fees                                               114,727               -
 Interest, net                                            21,866         (20,825)
                                                     -----------     -----------
   Total other income (expenses)                         136,593         (20,825)
                                                     -----------     -----------

Loss before provision for income taxes                  (197,111)     (4,262,706)

Provision for income taxes                                   800             800
                                                     -----------     -----------

Net loss                                                (197,911)     (4,263,506)

Other comprehensive income - unrealized holding
 gain (loss) on available-for-sale investments           198,461       3,667,728
                                                     -----------     -----------

Comprehensive income (loss)                         $        550    $   (595,778)
                                                     ===========     ===========

Net loss per common share                           $       .000    $      (.043)
                                                     ===========     ===========

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                      Statement of Net Capital Deficiency
                   January 1, 1998 through December 31, 1999

                                                                                                         Unrealized
                                                                                                        holding loss
                                                                          Additional                   on available-        Net
                                                   Preferred    Common     paid-in      Accumulated       for-sale        capital
                                                     stock      stock      capital        deficit       investments      deficiency
                                                   ---------   --------   ----------   -------------   --------------   -----------

Balance at January 1, 1998                         $       -   $ 11,646   $9,508,554   $ (6,264,108)   $(4,163,936)     $  (907,844)

Common stock issued in exchange for investments
 - 3,870,000 shares                                        -      3,870      120,095              -              -          123,965

Collections on notes receivable                            -          -      130,286              -              -          130,286

Comprehensive loss                                         -          -            -     (4,263,506)     3,667,728         (595,778)
                                                    --------    -------    ---------    -----------     ----------       ----------

Balance at December 31, 1998                               -     15,516    9,758,935    (10,527,614)      (496,208)      (1,249,371)

Cancellation of common stock - 2,020,000 shares            -     (2,020)       2,020              -              -                -

Comprehensive income                                       -          -            -       (197,911)       198,461              550
                                                    --------    -------    ---------    -----------     ----------       ----------

Balance at December 31, 1999                       $       -   $ 13,496   $9,760,955   $(10,725,525)   $  (297,747)     $(1,248.821)
                                                    ========    =======    =========    ===========     ==========       ==========

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                           Statements of Cash Flows


                                                                 Years ended December 31
                                                               --------------------------
                                                                  1999            1998
                                                               ----------      ----------
Cash flows from operating activities:
 Comprehensive income (loss)                                   $      550      $ (595,778)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Benefit for uncollectible notes                                       -         (60,000)
  Depreciation                                                      5,070           3,730
  Changes in assets and liabilities:
   Receivables                                                   (116,786)        (81,000)
   Investments                                                    (61,972)        184,091
   Deposits                                                          (852)         (2,451)
   Outstanding checks in excess of cash in bank                    (3,492)          3,492
   Accounts payable                                              (436,447)
   Accounts payable and accrued liabilities                        97,382         421,734
                                                                ---------       ---------
                                                                 (516,547)       (126,182)
Cash flows from investing activities:
 Principal repayments on notes receivable                          24,668               -
 Capital expenditures                                                   -          (4,793)
                                                                ---------       ---------
                                                                   24,668          (4,793)
Cash flows from financing activities:
 Proceeds from notes payable                                      500,000               -
 Principal payments on capitalized lease obligations               (4,608)              -
 Collections on notes receivable on sale of
  common stock                                                          -         130,286
                                                                ---------       ---------
                                                                  495,392         130,286
                                                                ---------       ---------
 Net increase (decrease) in cash                                    3,513            (689)
 Cash at beginning of year                                              -             689
                                                                ---------       ---------
 Cash at end of year                                           $    3,513      $        -
                                                                =========       =========




 Supplemental disclosure of cash flow information -
  cash paid for interest                                       $    1,680      $    8,800
                                                                =========       =========

 Non-cash investing and financing activities:
  Common stock issued in exchange for investments              $        -      $  123,965
                                                                =========       =========
  Equipment acquired under capitalized lease obligation        $   19,800      $        -
                                                                =========       =========

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999


1.   Business and summary of significant accounting policies

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

     The Company places their cash in financial institutions and, at various times throughout the year, cash held in these accounts has exceeded Federal Deposit Insurance Corporation limits. The Company has not experienced any losses as a result of these cash concentrations.

     Reporting comprehensive income: The Company reports and displays
     ------------------------------
     comprehensive income and its components as separate amounts in the financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners.

     Income Taxes: Income taxes are provided on the liability method whereby
     ------------
     deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

     Segment Reporting: The Company adopted Statement of Financial Accounting
     -----------------
     Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about product and services, geographic areas and major customers in annual financial statements. The Company views its operations and manages its business as principally one segment.

     Net loss per share: Net loss per share is computed by dividing net loss by
     ------------------
     the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 14,373,059 for 1999 (13,724,128 for 1998). Preferred stock is not considered to be a common stock equivalent.

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999


1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Significant risks and uncertainties: The process of preparing financial
     -----------------------------------
     statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectibility of notes receivable and valuation of investments. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.   Operations
     ----------

     The Company's continued existence is dependent upon its ability to obtain profitable operations from its investments or additional capital. The Company's investments have experienced recurring losses and negative working capital.

     In June 1999, the Company was successful in obtaining a $525,000 note payable which becomes due in August 2000. The proceeds of the note were used to satisfy a $390,000 obligation of Contemporary Resources, Inc. which Nova had guaranteed. The remaining proceeds of the note are being used for working capital.

     The Company owns 362,500 shares of common stock of And In Justice For All, Inc., dba Legal Club of America ("Legal Club"). The shares are pledged as collateral against the note payable described above. The Company intends to sell some or all of the Legal Club shares and believes, based on current trading prices, the proceeds will be sufficient to repay the note payable and provide working capital for the next fiscal year.

     The financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.   Change in basis of presentation
     -------------------------------

     Effective January 1, 1999, the Board of Directors of the Company resolved to cease its' election to report its' financial statements as an Investment
     Company pursuant to the Investment Company Act of 1940.   Under those
     industry practices, an investee of an Investment Company was not consolidated unless such investee was a small business investment company or a wholly-owned business development company.

     With the change in reporting, the Company also adopted Emerging Issues Task Force Issue No. 96-16 (EITF 96-16), "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder of Shareholders Have Certain Approved Veto Rights." The change from reporting as an Investment Company and the adoption of EITF 96-16 resulted in a change in the method of accounting for the Company's investments. Except for the Company's investments subject to the provisions of EITF 96-16, investments are accounted for

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999


3.   Change in basis of presentation (continued)
     ------------------------------------------

     under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all applicable investments be classified as trading securities, available-for-for sale securities, or
     held-to-maturity securities.   The statement further requires that held-to-
     maturity securities be reported at amortized cost and available-for-sale securities be reported at fair market value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effects of income taxes) until they are disposed of or sold. At the time of disposal or sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

     As a result of the accounting change and the restatement of prior periods for comparison purposes, all of the Company's investments are reported as available-for-sale securities for all periods presented. The change had no effect on the Company's comprehensive income (loss) or common shareholders' deficiency, but changed certain components of revenues, costs, assets, liabilities, net capital deficiency and cash flows.

4.   Investments
     -----------

     All of the Company's investments are considered by Management to be available-for sale Investments. The following is a summary of investment securities:

                                                     1999         1998
                                                  ----------   ----------
            U.S. corporate securities:

              Amortized cost                       $ 497,757    $ 696,208
              Gross unrealized losses               (297,747)    (496,208)
                                                    --------     --------
            Estimated fair value                   $ 200,010    $ 200,000
                                                    ========     ========

     The Company's available-for-sale investments consist of the following U.S. Corporate Securities:

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

       Management of Nova has determined that its investment in Gulf Coast had no value based upon the uncertainty of the outcome of Gulf Coast's default.

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999


4.   Investments (continued)
     ----------------------

       Legal Club: During March 1996, the Company acquired an interest in Legal
       ----------
       Club, which was incorporated under the laws of the State of Florida. Legal Club started a new nationwide membership organization providing access to attorney services at discounted rates. In September 1998, Legal Club became a publicly traded company.

       The value of the Company's investment in Legal Club was determined based upon the closing bid price of their common stock on December 31, 1999.

5.   Equipment
     ---------
     Equipment consisted of the following at December 31:

                                                                1999        1998
                                                              --------    --------
       Office furniture and equipment                         $ 25,999    $ 25,999
       Equipment reported under capitalized leases,
        less accumulated amortization of $2,970                 16,830           -
                                                               -------     -------
                                                                42,829      25,999
       Less accumulated depreciation                           (14,356)    (12,256)
                                                               -------     -------
        Equipment, net                                        $ 28,473    $ 13,743
                                                               =======     =======

6.   Notes payable
     -------------

     Notes payable consists of borrowing under a loan agreement with borrowings bearing interest at 10% per annum. Principal on the note is due on August 31, 2000. The note is secured with the Company's investment in Legal Club and the Company has pledged 35% of its cash receipts from collections of its' notes receivable.

     Proceeds of the note were used to satisfy a bank loan the Company had guaranteed for one of its' investment companies, reduce accounts payable, and for working capital in 1999.

7.   Long-term obligations
     ---------------------

     Long-term obligations consisted of the following at December 31:

                                                                1999        1998
                                                              --------    --------
        Note payable and accrued interest payable to a
          private investor, unsecured and bears interest
          per annum at 2% over Bank of America prime rate.    $309,453    $309,453
        Capitalized lease obligations                           15,192           -
                                                               -------     -------
                                                               324,645     309,453
        Less principal due within one year                      (3,429)          -
                                                               -------     -------
        Long-term obligations                                 $321,216    $309,453
                                                               =======     =======

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999


7.   Long-term obligations (continued)
     --------------------------------

     Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 1999:

       Year ending December 31:
       -----------------------
             2000                                                                    $ 5,109
             2001                                                                      5,109
             2002                                                                      5,108
             2003                                                                      5,108
                                                                                      ------
        Total minimum lease payment                                                   20,434
        Less amount representing interest (at an annual interest
         rate of 11.3%)                                                                5,242
                                                                                      ------
        Present value of minimum future lease payments                               $15,192
                                                                                      ======

     The Company has offered the holder of the note payable a minimum of 150,000 shares of its' common stock in exchange for all or a portion of the principal and unpaid interest of the note. The holder of the note has not yet accepted the Company's offer. The note has been classified as long-term as the Company expects the note to be refinanced with the issuance of common stock.

8.   Common stock
     ------------

     In September 1998, the Company issued an aggregate of 3,870,000 shares of its common stock for the purchase of available-for-sale investments. Management of the Company valued the shares at a weighted-average per share price of $.032 per share, which represented 64% of the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

9.   Income taxes
     ------------

     The Company files a consolidated tax return in the name of Contemporary Resources, Inc. as a result of the original reverse purchase of the assets of Nova by Contemporary Resources, Inc.

     The components of the provision for income taxes are as follows for the years ended December 31:
                                                   1999   1998
                                                   ----   ----
       State of California -
         Currently payable                         $800   $800
                                                    ===    ===

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999


9.   Income taxes (continued)
     -----------------------

     Deferred income taxes consisted of the following at December 31:

                                                                     1999           1998
                                                                 -----------    -----------
       Deferred tax assets:
       Net operating loss carryovers                             $ 2,266,300    $ 2,266,300
       Unrealized losses on investments                              126,500        164,900
       Allowance for uncollectible notes                                   -         21,000
                                                                  ----------     ----------
                                                                   2,392,800      2,452,200
       Valuation allowance for deferred tax assets                (2,392,800)    (2,452,200)
                                                                  ----------     ----------
         Net deferred income taxes                               $         -    $         -
                                                                  ==========     ==========

     Reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended December 31:

                                                                     1999           1998
                                                                 -----------    -----------

       Tax at statutory rates                                    $       187    $  (202,293)
       Differences resulting from:
         State tax, net of federal tax benefit                           528            528
         Non-deductible and other items                               59,485        (48,535)
         Change in deferred tax valuation allowance                  (59,400)       251,100
                                                                  ----------     ----------
           Provision for income taxes                            $       800    $       800
                                                                  ==========     ==========

     The Company has approximately $6,475,100 in federal net operating losses which, if not utilized, expire through 2013. The Company has approximately $6,475,100 in State of California net operating losses, which if not utilized, expire through 2003.

     The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 1999 and 1998.

10.  Other related party transactions
     --------------------------------

     The Company pays a monthly fee of $13,750 to its president under a month-to-month consulting agreement. Consulting expenses charged to operations was $176,667 for 1999 ($165,000 for 1998).

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999


11.  Commitments
     -----------

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

12.  Other recently adopted accounting pronouncements:
     ------------------------------------------------

     Derivative instruments and hedging activities: In June 1998, SFAS No. 133,
     ---------------------------------------------
     "Accounting for Derivative Instruments and Hedging Activities" was issued. The Statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the Standard. If a derivative qualifies as a hedge, the Company can elect to use hedge accounting. The type of accounting to be applied varies depending on the nature of the exposure that is being hedged, and the Standard defines three hedge risks: change in fair value, change in cash flows and change in foreign currency.

     A fair-value hedge represents the hedge of an exposure to changes in the fair value of an asset, liability or an unrecognized firm commitment. Changes in fair value hedges are recognized in earnings, as well as the gain or loss on the hedged item attributable to the hedged risk. Certain criteria must be met in order for a hedging relationship to qualify as a fair-value hedge.

     A cash-flow hedge is a hedge of an exposure to variability in cash flows that is attributable to a particular risk. That exposure may be associated with an existing recognized asset or liability or a forecasted transaction. The effective portion of a hedging instrument's gain or loss is initially reported as a component of other comprehensive income and is reclassified as a component of income in the same period or periods during which the hedge forecasted transaction affects earnings. As in fair-value hedges, certain criteria must be met in order for a hedging relationship to qualify as a cash-flow hedge.

     A foreign-currency hedge can be a fair-value hedge or a cash-flow hedge of the foreign currency exposure; therefore it follows the same principles as those that apply to the accounting for non-foreign hedges with some particularities defined in the Standard.

     This Standard is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. Management believes that the adoption of this Standard will not have a material effect on the Company's financial position or results of operations.

                           NOVA COMMUNICATIONS LTD.

                         Notes to Financial Statements
                               December 31, 1999

12.  Recently issued accounting pronouncements (continued)
     ----------------------------------------------------

     Cost of computer software developed for internal use: In March 1998, the
     ----------------------------------------------------
     American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed for Internal Use" ("SOP 98-1"). SOP 98-1 became effective for the Company's financial statements beginning January 1, 1999. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The adoption of SOP 98-1 had no effect on the Company's financial position or results of operations.