Form 10QSB
period 2000-03-31
NOVA COMMUNICATIONS LTD
filed 2000-05-15
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000
                                    --------------

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to ______________

                      Commission file number:  2-98014-D

                           NOVA COMMUNICATIONS LTD.
                   (formerly First Colonial Ventures, Ltd.)
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Nevada
              ------                                      95-4756822
    (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                  identification number)

                     3830 DEL AMO BLVD., TORRANCE, CA 90503
                     --------------------------------------
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
                             Yes          No   X
                                 ---          ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common stock:  $.001 par value 13,496,182 shares outstanding at March 31, 2000.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

Documents incorporated by reference:  None

Total sequentially numbered pages in this document:  13

                                     INDEX

                            NOVA COMMUNICATIONS LTD.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)

          (a). Balance sheets, March 31, 2000 and December 31, 1999.

          (b). Statements of operations, Nova Communications Ltd., three months ended March 31, 2000 and 1999.

          (c). Statements of cash flow Nova Communications Ltd., three months ended March 31, 2000 and 1999.

          (d). Notes to financial statements

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II.  OTHER INFORMATION

Item 5.   Other Information

          (a). Incorporation by reference of Schedule 14-C Information Statement dated March 31, 2000.

PART I.   FINANCIAL INFORMATION

                    Item 1.   Financial Statements

                           NOVA COMMUNICATIONS  LTD.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                       March 31       December 31
                                                          2000            1999
                                                     ------------    ------------
                      Assets
                      ------
Current assets:
 Cash                                                $               $      3,513
 Receivables                                               27,638          29,820
 Notes Receivable                                          67,000          48,829
 Deposits                                                   3,177           3,177
 Available-for-sale investments                           200,000         200,010
                                                     ------------    ------------
   Total current assets                                   297,815         285,349

Notes receivable                                           62,681          94,469
Equipment, net                                             27,223          28,473
                                                     ------------    ------------

                                                     $    387,719    $    408,291
                                                     ============    ============

         Liabilities and Net Capital Deficiency
         --------------------------------------

Current liabilities:
 Outstanding checks in excess of cash in bank        $          5    $         --
 Notes payable, net of deferred loan fees of
  $67,842:                                                499,543         438,038
Accounts payable                                          329,300         317,880
Payable to related parties                                535,305         511,509
Accrued Payroll and payroll related liabilities            46,379          46,379
Other accrued liabilities                                   1,071          18,661
Long-term obligations, due within one year                  4,881           3,429
                                                     ------------    ------------
    Total Liabilities                                   1,426,123       1,335,896

Long-term obligations                                     318,382         321,216

Net capital deficiency
 Preferred stock; no par value; authorized
 10,000,000 shares; common stock; $.001 par
 value; shares authorized 500,000,000 shares;
 shares outstanding 13,496,182 at December 31,
 1999 and March 31, 2000:                                  13,496          13,496
Additional paid in capital                              9,760,654       9,760,955
Retained deficit                                      (10,833,189)    (10,725,525)
Unrealized holding loss from available-for-sale
 investments:                                            (297,747)       (297,747)
                                                     ------------    ------------

Net capital deficiency                                 (1,356,786)     (1,248,821)
                                                     ------------    ------------

                                                     $    387,719    $    408,291
                                                     ============    ============

                            NOVA COMMUNICATIONS LTD.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   For The Three Months Ended
                                                   --------------------------
                                                     March 31      March 31
                                                       2000         1999
                                                    ---------     --------
Net investment income                                   4,980       51,309
                                                    ---------     --------

        Total net revenues                              4,980       51,309

General and administrative expenses                    77,261       82,167
                                                    ---------     --------


  Loss from operations                                (72,281)     (30,858)

  Other income (expenses)
     Loan fees                                         38,330            -
     Interest expense                                       -          678
                                                    ---------     --------

         Total other income (expenses)                 77,261       82,167
                                                    ---------     --------

 Loss before provision for income taxes              (110,611)     (31,536)

Provision for income taxes                               (800)        (800)
                                                    ---------     --------

Net loss                                            $(111,411)    $(32,336)
                                                    =========     ========

Net loss per common share                           $  (.0083)    $ (.0024)
                                                    =========     ========


                           NOVA COMMUNICATIONS LTD.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          For The Six Months Ended
                                                          ------------------------
                                                           March 31      March 31
                                                             2000          1999
                                                          ----------    ----------
Cash flows from operating activities:
     Net investment loss                                  $(110,610)     $(32,336)
     Adjustments to reconcile net
        loss to net cash used in
        operating activities:
            Depreciation                                      1,250           875
            Increase in other assets                        (12,466)         (851)
            Increase in accounts payable
              and accrued liabilities                        90,227        56,906
                                                          ---------      --------

Net cash (used) in operating activities                     (31,599)       24,594
                                                          ---------      --------

Cash flows from investing activities:
     Disposition of STS investment                                         81,000
     Acquisition of Auckland note receivable                             (102,000)
     Collection of notes receivable                          31,788            --
     Purchase of Equipment                                       --            --
                                                          ---------      --------

Net cash provided (used) in investing activities             31,788       (21,000)
                                                          ---------      --------

Cash flows from financing activities:
     Paid in capital                                                           --
     Common stock retired                                                    (300)
     Repayment of related party debt                        (2,834)            --
                                                         ---------       --------

Net cash provided (used) in financing activities            (2,834)          (300)
                                                         ---------       --------

Net increase (decrease) in cash                             (3,518)         3,294

Cash - Beginning of quarter                                  3,513         (3,493)
                                                         ---------       --------

Cash - End of quarter                                            5           (199)
                                                         ---------       --------

                            NOVA COMMUNICATIONS LTD.
                         NOTES TO FINANCIAL STATEMENTS


NOTE A - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF THE COMPANY: Nova Communications Ltd., (the "Company" or "Nova"), was formerly known as First Colonial Ventures, Ltd. Stockholders of the Company met in June 1999 and voted to change the name of the Company, change its state of incorporation from Utah to Nevada, and to terminate its status under the Investment Company Act of 1940 as a Business Development Company. The Company acquires ownership interests in business opportunities.

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company and its investees have sustained operating losses for several years and required substantial amounts of working capital in their operations. At March 31, 2000, liabilities exceed assets by $1,356,785. The Company does not have an investee with current operations. The Company continues to have difficulty in meeting its obligations as they become due. The Company's cash flow for the quarter ended March 31, 2000, was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. Creditors have recorded judgments against the Company. The ability of the Company to acquire profitable operations and generate sufficient positive cash flow is dependent upon obtaining additional capital and/or sale of remaining investments. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH:  Cash includes only cash in unrestricted bank accounts.

INVESTMENTS: The Company's investments in equity securities are carried at cost less valuation reserves established in prior years. The Company determined that one of these investments does not currently have a readily determinable fair value and, accordingly, cannot be classified as "Trading" or "Available for Sale" pursuant to the provisions of Statement of Financial Accounting Standards
115. The Company's option to acquire 100% of the outstanding capital stock of Communications 2000, Inc. was extended by mutual agreement to June 30, 2000.

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

NOTE C - INVESTMENTS

Investments included the following at March 31, 2000 and December 31, 1999:

                                                March 31,    December 31,
                                                  2000           1999
                                                ---------    ------------
    Gulf Coast Hotels, Inc.
         Common stock (at cost)  1,875          $ 209,782    $ 209,782
         Advances (at cost)                        85,000       85,000
         Valuation reserve                       (294,782)    (294,782)

    And Justice For All, Inc.
         Common stock (appraised value) 362,500   497,757      209,940
         Valuation reserve                       (297,757)     (98,391)

At December 31, 1999, the Company's remaining investments included the Gulf Coast Hotels project, cash advances to Communications 2000, Inc. and the investment in And Justice For All (the "Legal Club") common stock.

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

And Justice For All (Legal Club)- During 1996 and 1997, the Company acquired 650,000 shares of common stock of the Legal Club, a nationwide membership organization providing access to attorney services at discounted rates. During 1998 the Legal Club became a public company trading over-the-counter. The Legal Club shares owned by the Company were issued pursuant to Rule 144 and became "free trading" on April 19, 2000. Bid and ask prices for Legal Club common stock are available. Accordingly, the Company valued its Legal Club investment based upon management's appraisal. On June 7, 1999, the Company paid out 250,000 shares of its Legal Club common stock as a loan fee, and assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for a loan and legal fees. The loan agreement provides for an "orderly liquidation" of the Legal Club shares held as collateral commencing December 1999 to repay the loan.

NOTE D - NOTES RECEIVABLE

Notes receivable included the following at March 31, 2000 and December 31, 1999:


                                                March      December
                                                 2000        1999
                                               --------    --------
     RABO - Installment note dated 1994
     for the original amount of $88,000;
     secured by assets and personal
     guarantee; payable $2,000 monthly
     including interest at 10% per annum       $ 55,000    $ 59,683
     Less: valuation reserve                                (59,683)

     AUCKLAND - Installment note
     dated 3/16/99 in the original amount
     of $130,000; secured by equipment;
     payable monthly per schedule; plus
     interest at 10% per annum                   74,769      91,756

     Less:  Current portion                     (67,000)    (24,000)
                                               --------    --------

     Notes Receivable, non-current             $ 62,681    $ 67,756
                                               ========    ========

Payments made by Rabo or Auckland and received by the Company after June 7, 1999, are to be split 65% to the Company and 35% to a law firm. This Company agreed to split payments received as part of the terms of the loan negotiated on June 7, 1999.

NOTE E - OFFICE EQUIPMENT

Office equipment included the following at March 31, 2000 and December 31, 1999.

                                              March      December
                                               2000        1999
                                             --------    --------
             Office equipment (at cost)      $ 45,798    $ 21,205
             Accumulated depreciation         (18,576)    (14,006)
                                             --------    --------


             Office Equipment, net           $ 27,223    $  7,199
                                             ========    ========

NOTE F - PREPAID CONSULTING CONTRACT AND LOAN FEE

Prepaid consulting contract - The Company entered into a six-month consulting contract at a total cost of $25,000 in connection with the loan acquired on June 7, 1999. The cost of this contract was recorded as a prepaid expense and is being written off to expense ratably over the six-month term of the contract from June through November 1999.

Prepaid loan fee - The Company paid as a loan fee 250,000 shares of its Legal Club common stock to obtain the loan acquired on June 7, 1999. The Company determined that these shares had a fair value of $191,650 and recorded this amount as a prepaid loan fee. The loan fee is being written off to expense ratably over the fifteen-month term of the loan from June 1999 through August 2000.

NOTE G - NOTES PAYABLE
Notes payable consisted of the following at March 31, 2000 and December 31, 1999:


                                                March      December
                                                 2000         1999
                                              ---------    ---------
       Private Investor - demand note dated
       4/29/94 plus interest at 2% over Bank
       of America prime rate                   $309,453    $309,453

       Investment Group - note dated 6/07/99
       due 8/31/00 plus interest at 10% per
       annum secured by assets of the Company   567,385     553,585

       Note secured by equipment dated 4/11/99
       payable $461 monthly including
       interest due March 2004                   13,809      15,191
                                               --------   ---------
       Notes payable                           $890,647    $878,229
                                               ========   =========

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

NOTE H - MANAGEMENT FEE PAYABLE TO OFFICER

The Company pays a monthly management fee of $13,750 to its president pursuant to a month-to-month management agreement. For the past several years, the Company has been unable to pay the fee in full. Accordingly, this accrued liability represents amounts earned, but not yet paid to the Company's president.

NOTE I - COMMON STOCK

On January 1, 1999, the Company entered into an agreement to acquire 100% of the outstanding shares of Communications 2000, Inc., a non-public California corporation that sells and installs telephone and other communication equipment and systems. The Company will exchange a note convertible into 2,000,000 shares of Nova common stock for all of the outstanding shares of Communications 2000, Inc. The note is convertible on or after March 31, 2000. The Company may rescind the agreement if Communications 2000, Inc. does not meet certain financial goals, and Communications 2000, Inc. may rescind the agreement if the Company's common stock is not trading at or above one dollar by March 31, 2000. The Option Agreement was not exercised but was extended to June 30, 2000.

NOTE J - INCOME TAXES

Deferred income taxes consisted of the following at March 31, 2000 and December 31, 1999:

                                              March         December
                                               2000           1999
                                            -----------    -----------
         Deferred tax assets:
         Net operating loss carryovers      $ 2,395,000    $ 2,395,000
         Valuation allowance                 (2,395,000)    (2,395,000)
                                            -----------    -----------

         Net deferred income taxes          $        --    $        --
                                            ===========    ===========

The Company had net operating loss carryovers as of December 31, 1999 of approximately $ 6,800,000 available to offset future taxable income, if any. In the event of ownership changes aggregating 50% or more in any three-year period, the amount of loss carryovers that become available for utilization in any year may be limited. If not utilized against future taxable income, the tax loss carryovers will expire in the years 1999 through 2010. The consolidated tax returns of the Company are filed in the name of Contemporary Resources as a result of the original reverse purchase of the assets of FCVL in 1987 by Contemporary Resources.

NOTE K - LEGAL MATTERS

The Company's President and Chief Executive Officer, was convicted on December 20, 1999, in the United States District Court, Southern District of New York. The convictions were based on violations of title 15 USC 78j (b) and 78ff; 17 CFR Section 240.10b-5; Title 18USC 371, 1343, 1346, 1952 (a) (3). The
conviction is presently under appeal.

In addition during 1997, the United States Securities and Exchange Commission began a private investigation of the Company in connection with its financial reporting practices. The investigation has been completed and pursuant to
Section 9 (f) of the Investment Company Act, Section 8A of the Securities Act and 21C of the Exchange Act, the Securities and Exchange Commission ordered that Goldenberg cease and desist from (1) causing any violation and any future violation of Sections 23(b), 31(a) and 55(A) of the Investment Company Act and Rule 31a-1 there under and Section 13(a) of the Exchange Act and Rules 13a-13 there under; and (2) committing or causing any violation and any future violation of Sections 5(a) and 5(c) of the Securities Act; and pursuant to
Section 9(b) of the Investment Company Act, Goldenberg is prohibited from serving or acting as an employee, officer or director, member of an advisory board, investment adviser or depositor of, or principal underwriter for, a registered investment company or affiliated person of such investment adviser, depositor, or principal underwriter.

Item 2. Management's discussion and analysis of financial condition and results of operations.

GENERAL

The Company was formed for the purpose of acquiring ownership interests in business opportunities. At the present time, the Company has no operating investees and is deriving its revenue from the collection of its Notes Receivable.

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

LIQUIDITY AND CAPITAL RESOURCES - Currently, the Company's principle sources of liquidity are from collection on the Rabo and Auckland notes receivable, and from collection of old trade receivables from Acclaim and Contemporary Resources. The Company's long-term strategy is to seek acquisitions in the communications and internet industries that will provide cash flow and a capital base. Commencing April, 2000, the company expects to begin selling its shares of And Justice For All.

PART  II.  OTHER INFORMATION

Item  5.  Other Information.

(a) Information statement pursuant to 14(c) of the Securities Exchange Act of 1934 was filed September 1999 and is hereby incorporated by reference.

(b) Stockholders of the Company met in June 1999 and adopted all resolutions proposed by the board of directors as set forth in the Information Statement. Pursuant to this meeting of stockholders, the Company changed its name to Nova Communications Ltd., changed its state of incorporation to Nevada, changed its federal identification number to 95-4756822, and terminated its Business Development Company status.