Form 10QSB
period 2000-06-30
NOVA COMMUNICATIONS LTD
filed 2000-08-14
CIK 769882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2000

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For transition period from               to                 .
                                -------------    ----------------

                      Commission File Number:   2-98014-D

                           NOVA COMMUNICATIONS LTD.
                   (formerly First Colonial Ventures, Ltd.)
       (Exact name of small business issuer as specified in its charter)

        Nevada                          95-4756822
(State or other jurisdiction of         (IRS Employer
incorporation or organization)          Identification Number)

                    3830 Del Amo Blvd., Torrance, CA 90503
                   (Address of principal executive offices)

        Issuer's telephone number including area code:   (310) 896-6370

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports;) and (2) has been subject to such filing requirements for the past 90 Days: Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock: $.001 par value 13,496,182 shares outstanding at June 30, 2000.

Documents incorporated by reference:  None

Total sequentially number pages in this document: 11

                                     INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.     FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited) June 30, 2000 and December 31, 1999, (audited)

       (a)  Balance sheets, June 30, 2000 and December 31, 1999.
       (b) Statements of operations, for the six months ended June 30, 2000 and 1999.
       (c) Statements of operations, for the three months ended June 30, 2000 and 1999.
       (d) Statements of cash flow for the six months ended June 30, 2000 and 1999.
       (e)  Notes to financial statements.

ITEM 2 Management's discussion and analysis of financial condition and results of operations.

PART II.    OTHER INFORMATION

ITEM 5      Other Information
            None

PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements

                          NOVA  COMMUNICATIONS  LTD.
                                BALANCE SHEETS

                                                             Unaudited               Audited
                                                              June 30              December 31
                                                               2000                   1999
                                                            -----------           -------------
          Assets
Current Assets
    Cash                                                    $       774           $       3,513
    Receivables                                                 160,527                  29,820
    Notes Receivable                                             67,000                  48,829
    Deposits                                                      3,177                   3,177
    Available-for-sale Investments                              200,000                 200,010
                                                            -----------           -------------

          Total current assets                                  431,478                 285,349

Notes receivable                                                 52,462                  94,469
Equipment, net                                                   25,973                  28,473
                                                            -----------           -------------

                                                            $   509,913           $     408,291
                                                            ===========           =============

         Liabilities and Net Capital Deficiency
Current liabilities
    Notes payable, net of deferred loan fees of $20,137     $   561,248           $     438,038
    Accounts payable                                            322,680                 317,880
    Payable to related parties                                  555,325                 511,509
    Accrued Payroll and payroll related liabilities              46,379                  46,379
    Other accrued liabilities                                     5,604                  18,661
    Long-term obligations, due within one year                    3,498                   3,429
                                                            -----------           -------------

          Total Liabilities                                   1,494,734               1,335,896

Long-term obligations                                           468,382                 321,216
Net capital deficiency
    Preferred stock; no par value; authorized 10,000,000
    shares; common stock; $.001 par value, shares
    authorized 500,000,000 shares; shares outstanding
    13,496,182 at December 31, 1999 and June 30, 2000;           13,496                  13,496
Additional paid in capital                                    9,760,654               9,760,955
Retained deficit                                            (10,929,606)            (10,725,525)
Unrealized holding loss from available-for-sale
 investments                                                   (297,747)               (297,747)
                                                            -----------           -------------

         Net capital deficiency                              (1,453,203)             (1,248,821)
                                                            -----------           -------------

                                                            $   509,913           $     408,291
                                                            ===========           =============

                           NOVA COMMUNICATIONS LTD.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         For The Six Months Ended
                                                   ------------------------------------
                                                       JUNE 30              JUNE 30
                                                        2000                 1999
                                                   ------------------------------------
Net investment income                              $     12,261           $
Gain on investments                                                             165,939
Interest and other                                                               42,477
                                                   ------------           -------------

   Total net revenues                                    12,261                 208,416
                                                   ------------           -------------

General and administrative expenses                     138,942                 212,283
Loan fees                                                76,600                  15,277
                                                   ------------           -------------
                                                       (215,542)               (227,560)
                                                    -----------           -------------

Loss before provision for income taxes                 (203,281)                (19,144)
Provision for income taxes                                 (800)                   (800)
                                                    -----------           -------------

Net Loss                                            $  (204,081)          $     (19,944)
                                                    ===========           =============

Net Loss per common share                              ($0.0151)               ($0.0015)
                                                    ===========           =============

                           NOVA COMMUNICATIONS LTD.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      For the Three Months Ended
                                              ---------------------------------------
                                                  JUNE  30               JUNE  30
                                                    2000                   1999
                                              ----------------       ----------------
Net investment income                         $          7,281       $
Gain on investments                                                           131,939
Interest and other                                                             25,168
                                              ----------------       ----------------

    Total net revenues                                   7,281                157,107
                                              ----------------       ----------------

General and administrative expenses                     61,681                129,438
Loan Fees                                              (38,270)               (15,277)
                                              ----------------       ----------------

Loss from operations                                   (99,951)              (144,715)

Loss before provision for income taxes                 (92,670)                12,392
Provision for income taxes                                 --                      --
                                              ----------------       ----------------
Net Loss                                      $        (92,670)      $         12,392
                                              ================       ================

Net Loss per common share                             ($0.0069)              ($0.0009)
                                              ================       ================

                          NOVA  COMMUNICATIONS  LTD.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                    For the Six Months Ended
                                                            --------------------------------------
                                                                JUNE 30                JUNE  30
                                                                  2000                   1999
                                                            --------------          --------------
Cash flows from operating activities                        $                       $
     Net loss                                                     (204,081)                (19,944)
     Adjustment to reconcile net loss to net cash used in
       operating activities
       Depreciation                                                  2,500                   1,575
       Loss on equipment sold                                                                4,268
         Deposit                                                                              (851)
       Prepaid expenses                                                                   (197,623)
Increase in accounts payable and
       accrued liabilities                                          35,559                  34,900
                                                            --------------          --------------
Net cash (used) in operating activities                           (166,022)               (177,675)
                                                            --------------          --------------

Cash flows from investing activities
  Sale of STS investment                                                                    81,000
  Acquisition of Auckland note receivable                                                 (102,000)
  Collection of notes receivable                                    30,304                  13,620
  Sale and disposal of Legal Club stock                                                     88,461
 Advances to Communications 2000, Inc.                            (137,165)                 (7,500)
                                                            --------------          --------------
Net cash provided (used) in investing activities            $     (106,861)         $       73,581
                                                            --------------          --------------

Cash flows from financing activities
   Freepoint Loan Proceeds                                  $      149,699          $
   Common stock retired                                                                       (300)
   Repayment of related party debt                                  (2,765)               (390,000)
   Deferred loan fees                                              123,210
   Borrowing                                                                               544,800
                                                            --------------          --------------
Net cash provided (used) in financing activities                   270,144                 154,500
                                                            --------------          --------------
Net increase (decrease) in cash                                     (2,739)                 50,406
Cash - Beginning                                                     3,513                  (3,493)
                                                            --------------          --------------
Cash - End
                                                            $          774          $       46,913
                                                            ==============          ==============

                           NOVA COMMUNICATIONS LTD.
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results, for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

DESCRIPTION OF THE COMPANY: Nova Communications Ltd., (the "Company" or "Nova"), was formerly known as First Colonial Ventures, Ltd. Stockholders of the Company met in June 1999, and voted to change the name of the Company, change its state of incorporation from Utah to Nevada, and to terminate its status under the Investment Company Act of 1940 as a Business Development Company. The Company acquires ownership interests in business opportunities.


BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company and its investees have sustained operating losses for several years and required substantial amounts of working capital in their operations. At June 30, 2000, liabilities exceed assets by $1,303,203. The Company does not have an investee with current operations. The Company continues to have difficulty in meeting its obligations as they become due. The Company's cash flow for the quarter ended June 30, 2000, was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. Creditors have recorded judgments against the Company. The ability of the Company to acquire profitable operations and generate sufficient positive cash flow is dependent upon obtaining additional capital and/or sale of remaining investments. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH -  Cash includes only cash in unrestricted bank accounts.

INVESTMENTS: The Company's investments in equity securities are carried at cost less valuation reserves established in prior years. The Company determined that one of these investments does not currently have a readily determinable fair value and, accordingly, cannot be classified as "Trading" or "Available for Sale" pursuant to the provisions of Statement of Financial Accounting Standards
115. The Company's option to acquire 100% of the outstanding capital stock of Communications 2000, Inc. was extended by mutual agreement to June 30, 2000, and was exercised on July 31, 2000 when the Company acquired 80% of the Communications 2000, Inc. outstanding capital stock.

INCOME TAXES: Income taxes are accounted for using an asset and liabilities approach. Under this method, deferred income tax assets and liabilities are computed for differences between the financial statement carrying amounts and their tax basis that will result in taxable or deductible amounts in the future using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities.

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

NOTE C -  INVESTMENTS:

Investments included the following at December 31, 1999:

                                                    December 31,   June 30
                                                        1999        2000
                                                    -----------------------
Gulf Coast Hotels, Inc.
 Common Stock (at cost) 1,875 shares                 $ 209,782    $ 209,782
 Advances (at cost)                                     85,000       85,000
 Valuation reserve                                    (294,782)    (294,782)

And Justice For All, Inc.
  Common Stock (appraised value) 362,500 shares        497,757      362,500
   Valuation reserve                                  (297,747)    (162,500)

At December 31, 1999, the Company's remaining investments included the Gulf Coast Hotels project, cash advances to Communications 2000, Inc., and the investment in And Justice For All (the "Legal Club") common stock.

Gulf Coast Hotels - In 1994, Gulf Coast Hotels, (a non-public Mississippi corporation) acquired the rights to approximately 1.4 acres in Biloxi, Mississippi for the purpose of developing a high-rise condominium on the site. Negotiations began approximately two years ago for the transfer of these rights to a development group in exchange for cash plus a minority interest in the group. Although tentative agreement has been reached several times, there have been various obstacles including water rights, sewer limitations, and undisclosed liens against the property, that have prevented closing the deal. Due to the uncertainties involved, the investment was fully reserved in 1997 by a charge to unrealized losses. Management believes that eventually the project will go forward and continues to support resolution of the obstacles;

And Justice For All (Legal Club) - During 1996 and 1997, the Company acquired 650,000 shares of common stock of the Legal Club, a nationwide membership organization providing access to attorney services at discounted rates. During 1998, the Legal Club became a public company trading over-the-counter. The Legal Club shares owned by the Company were issued pursuant to Rule 144 and became "free trading" on April 19, 2000. Bid and ask prices for Legal Club common stock are available. Accordingly, the Company valued its Legal Club investment based upon management's appraisal. On June 7, 1999, the Company paid out 250,000 shares of its Legal Club common stock as a loan fee, and assigned 337,500 shares and pledged an additional 25,000shares of Legal Club common stock as collateral for a loan and legal fees. The loan agreement provides for an "orderly liquidation" of the Legal Club shares held as collateral commencing December 1999 to repay the loan.

NOTE D - NOTES RECEIVABLE

Notes receivable included the following at June 30, 2000 and December 31, 1999.


                                                                             June       December
                                                                             2000         1999
                                                                            --------------------
    RABO - Installment note dated 1994 for the
    original amount of $88,000; secured by assets
    and personal guarantee; payable $2,000 monthly
    including interest at 10% per annum                                     $ 52,022    $ 59,683

    Less: Valuation reserve                                                              (59,683)

    AUCKLAND - Installment note dated 3/16/99 in
    the original amount of $130,000; secured by
    equipment; payable monthly per schedule;
    plus interest at 10% per annum                                            67,440      91,756

    Less: Current portion                                                    (67,000)    (24,000)
                                                                             -------    --------
    Notes Receivable,  non-current                                          $ 52,462    $ 67,756
                                                                            ========    ========

Payments made by Rabo or Auckland and received by the Company after June 7, 1999, are to be split 65% to the Company and 35% to a law firm. This Company agreed to split payments received as part of the terms of the loan negotiated on June 7, 1999.


NOTE E - OFFICE  EQUIPMENT -

Office equipment included the following at June 30, 2000, and December 31, 1999:

                                    June      December
                                    2001        1999
                                   -------------------
     Office equipment  (at cost)   $45,798    $ 21,205
     Accumulated depreciation       19,825     (14,006)
                                   -------    ---------

     Office Equipment,  net        $25,973    $  7,199
                                   =======    ========


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


NOTE G - NOTES PAYABLE

Notes payable consisted of the following at June 30, 2000 and December 31, 1999;

                                                          June        December
                                                          2000          1999

Private Investor - demand note dated 4/24/94            $           $
   plus interest at 2% over Bank of America prime
   rate                                                  309,453      309,453
 Investment Group - note dated 6/07/99 due on
   8/31/00 plus interest at 10% per annum secured
   by assets of the Company                              561,248      553,505
Note secured by equipment dated 4/11/99 payable
   $461 monthly including interest due March 2004         12,427       15,191

Notes payable                                           $883,128     $878,229


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

NOTE  H -  MANAGEMENT FEE PAYABLE TO OFFICER

The Company accrues a monthly management fee of $13,750 to its president pursuant to a month-to-month management agreement. For the past several years, the Company has been unable to pay the fee in full. Accordingly, this accrued liability represents amounts earned, but not yet paid to the Company's president.


NOTE I - COMMON STOCK

On June 13, 2000, the Company signed a letter of intent in substitution of the previous 100% of the outstanding shares of Communications 2000, Inc., a non-public California corporation that sells and installs telephone and other communication equipment and systems. The Company will exchange 3,000,000 shares of restricted Nova common stock for 80% of the outstanding shares of Communications 2000, Inc.


NOTE J -  INCOME TAXES

Deferred income taxes consisted of the following at June 30, 2000 and December 31, 1999:

                                             June         December
                                             2000           1999
      Deferred tax assets
      Net operating loss carryovers      $ 2,395,000    $ 2,395,000
      Valuation allowance                 (2,395,000)    (2,395,000)


      Net deferred income taxes          $       --     $       --
                                         ===========    ===========