Form 10QSB
period 2000-09-30
NOVA COMMUNICATIONS LTD
filed 2000-11-16
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000

/ / Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For transition period from _____________ to ________________.

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

Common stock: $.001 par value 17,939,096 shares outstanding at September 30, 2000.

Documents incorporated by reference:  None

Total sequentially numbered pages in this document: 12

                                     INDEX

                           NOVA COMMUNICATIONS LTD.


PART I.     FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited) September 30, 2000 and December 31, 1999, (audited)

       (a)  Balance sheets, September 30, 2000 and December 31, 1999.
       (b) Statements of operations, for the nine months ended September 30, 2000 and 1999.
       (c) Statements of operations, for the three months ended September 30, 2000 and 1999.
       (d) Statements of cash flow for the nine months ended September 30, 2000 and 1999.
       (e)  Notes to financial statements.

ITEM 2 Management's discussion and analysis of financial condition and results of operations.

PART II.    OTHER INFORMATION

ITEM 5      Other Information
            None

PART I.     FINANCIAL INFORMATION

            Item 1,  Financial Statements

                           NOVA COMMUNICATIONS LTD.
                                BALANCE SHEETS

                                                               Unaudited            Audited
                                                              September 30        December 31
                                                                  2000               1999
                                                              ------------        ------------
          Assets
Current Assets
    Cash                                                      $        396        $      3,513
    Receivables                                                    462,153              29,820
    Notes Receivable                                                74,259              48,829
    Deposits                                                         3,177               3,177
    Available-for-sale Investments                                 200,000             200,010
                                                              ------------        ------------

         Total current assets                                      739,985             285,349

Notes receivable                                                    25,858              94,469
Equipment, net                                                      25,999              28,473
                                                              ------------        ------------

                                                              $    791,842        $    408,291
                                                              ============        ============
        Liabilities and Net Capital Deficiency
Current liabilities
    Notes payable, net of deferred loan fees of $20,137       $    595,385        $    438,038
    Accounts payable                                               317,576             336,541
    Payable to related parties                                     627,825             511,509
    Accrued Payroll and payroll related liabilities                 47,077              46,379
    Long-term obligations, due within one year                       3,498               3,429
                                                              ------------        ------------

         Total Current Liabilities                               1,591,361           1,335,896

Long-term obligations                                              766,998             321,216
                                                              ------------        ------------

         Total Liabilities                                    $  2,358,359        $  1,657,112
                                                              ------------        ------------

Net capital deficiency
    Preferred stock; no par value; authorized 10,000,000
    shares; common stock; $.001 par value, shares
    authorized 500,000,000 shares; shares outstanding
    13,496,182 at December 31, 1999 and June 30, 2000;              13,496              13,496
Additional paid in capital                                       9,760,954           9,760,955
Retained deficit                                               (11,043,220)        (10,725,525)
Unrealized holding loss from available-for-sale
 Investments                                                      (297,747)           (297,747)
                                                              ------------        ------------

         Net capital deficiency                                 (1,566,517)         (1,248,821)
                                                              ------------        ------------

                                                              $    791,842        $    408,291
                                                              ============        ============

                           NOVA COMMUNICATIONS LTD.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               For The Nine Months Ended
                                          -----------------------------------
                                           SEPTEMBER 30         SEPTEMBER 30
                                               2000                 1999
                                          -----------------------------------
Net investment income                     $      36,898         $
Gain on investments                                                   165,939
Interest and other                                                     57,733
                                          --------------        --------------

   Total net revenues                            36,898               223,672
                                          --------------        --------------

General and administrative expenses             256,997               268,196
Loan fees                                        96,797                51,106
                                          --------------        --------------

                                               (353,794)             (319,302)
                                          --------------        --------------

Loss before provision for income taxes         (316,896)              (95,630)
Provision for income taxes                         (800)                 (800)
                                          --------------        --------------

Net Loss                                  $    (317,696)        $     (96,430)
                                          ==============        ==============


Net Loss per common share                 $     (0.0151)        $     (0.0015)
                                          ==============        ==============

                           NOVA COMMUNICATIONS LTD.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 For the Three Months Ended
                                            ------------------------------------
                                              SEPTEMBER 30        SEPTEMBER 30
                                                  2000                1999
                                            ----------------     ---------------
Revenues:                                   $                    $
Management Fees                                      10,000
Interest                                             14,637              15,256
                                            ----------------     ---------------

    Total net revenues                               24,637              15,256
                                            ----------------     ---------------

General and administrative expenses                 118,055              55,915
Loan Fees                                            20,197              35,829
                                            ----------------     ---------------

Loss from operations                               (138,252)            (91,744)

Loss before provision for income taxes             (113,615)             76,488
Provision for income taxes                               --                  --
                                            ----------------     ---------------

Net Loss                                    $      (113,615)     $       76,488
                                            ================     ===============

Net Loss per common share                   $       (0.0069)     $      (0.0050)
                                            ================     ===============

                          NOVA  COMMUNICATIONS  LTD.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 For the Nine Months Ended
                                                            -----------------------------------
                                                             SEPTEMBER 30         SEPTEMBER 30
                                                                   2000               1999
                                                            --------------      ---------------
Cash flows from operating activities                        $                   $
    Net loss                                                     (317,696)             (19,944)
    Adjustment to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                  3,750                1,575
      Equipment sold                                               (1,276)               4,268
         Deposit                                                                          (851)
      Prepaid expenses                                                                (197,623)
Increase in accounts payable and
       accrued liabilities                                        255,465               34,900
                                                            --------------      ---------------

Net cash (used) in operating activities                           (59,757)            (177,675)
                                                            --------------      ---------------

Cash flows from investing activities
  Sale of STS investment                                                                81,000
  Acquisition of Auckland note receivable                                             (102,000)
  Collection of notes receivable                                   43,181               13,620
  Sale and disposal of Legal Club stock                                                 88,461
  Advances to Communications 2000, Inc.                          (432,323)              (7,500)
                                                            --------------      ---------------

Net cash provided (used) in investing activities            $    (389,142)      $       73,581
                                                            --------------      ---------------

Cash flows from financing activities
   Freepoint Loan Proceeds                                  $     445,782       $
   Common stock retired                                                                   (300)
   Repayment of related party debt                                                    (390,000)
   Deferred loan fees
   Borrowing                                                                           544,800
                                                            --------------      ---------------

Net cash provided (used) in financing activities                  445,782              154,500
                                                            --------------      ---------------

Net increase (decrease) in cash                                    (3,117)              50,406
Cash - Beginning                                                    3,513               (3,493)
                                                            --------------      ---------------

Cash - End
                                                            $         396       $       46,913
                                                            ==============      ===============

                           NOVA COMMUNICATIONS LTD.
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results, for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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


BASIS OF PRESENTATION: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company and its investees have sustained operating losses for several years and required substantial amounts of working capital in their operations. At September 30, 2000, liabilities exceed assets by $1,566,517. The Company does not have an investee with current operations. The Company continues to have difficulty in meeting its obligations as they become due. The Company's cash flow for the quarter ended September 30, 2000, was not sufficient to meet current operating requirements and the Company continues to have difficulty making satisfactory progress toward liquidating its past due obligations. Creditors have recorded judgments against the Company. The ability of the Company to acquire profitable operations and generate sufficient positive cash flow is dependent upon obtaining additional capital and/or sale of remaining investments. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CASH - Cash includes only cash in unrestricted bank accounts.

INVESTMENTS: The Company's investments in equity securities are carried at cost less valuation reserves established in prior years. The Company determined that one of these investments does not currently have a readily determinable fair value and, accordingly, cannot be classified as "Trading" or "Available for Sale" pursuant to the provisions of Statement of Financial Accounting Standards
115. The Company's option to acquire 100% of the outstanding capital stock of Communications 2000, Inc. was extended by mutual agreement to June 30, 2000, and was exercised on July 31, 2000 when the Company acquired 80% of the Communications 2000, Inc. outstanding capital stock. On July 17, 2000, Communications 2000, Inc. with the company's consent, agreed to issue 4,678,355 shares of common stock to the shareholders of Freepoint Telecom, Inc. in exchange for 100% of the issued and outstanding common and preferred shares of Freepoint Telecom, Inc. pursuant to the Agreement and Plan of Merger between Freepoint Telecom, Inc. and Communications 2000, Inc., the Company's ownership in Communications 2000, Inc. will be 38.77%. The Company continues to be able to elect three of the five board members on Communications 2000's Board of Directors.

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

NOTE C - INVESTMENTS:

Investments included the following at December 31, 1999:

                                                   December 31,   September 30
                                                     1999             2000
                                                   ---------------------------
Gulf Coast Hotels, Inc.
  Common Stock (at cost) 1,875 shares              $   209,782    $   209,782
  Advances (at cost)                                    85,000         85,000
  Valuation reserve                                   (294,782)      (294,782)

And Justice For All, Inc.
  Common Stock (appraised value) 362,500 shares        497,757        362,500
  Valuation reserve                                   (297,747)      (162,500)

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


NOTE D - NOTES RECEIVABLE

Notes receivable included the following at September 30, 2000 and December 31, 1999.

                                                         September   December
                                                           2000        1999
                                                        -----------------------

     RABO - Installment note dated1994 for  the
     original amount of $88,000; secured by assets
     and personal guarantee; payable $2,000 monthly
     including interest at 10% per annum                 $  49,857    $ 59,683

     Less:  Valuation reserve                                          (59,683)

     AUCKLAND - Installment note dated 3/16/99 in
     the original amount of $130,000; secured by
     equipment; payable monthly per schedule;
     plus interest at 10% per annum                         50,259      91,756

     Less:  Current portion                                (74,259)    (24,000)
                                                         ---------    --------

     Notes Receivable, non-current                       $  25,857    $ 67,756
                                                         =========    ========

Payments made by Rabo or Auckland and received by the Company after June 7, 1999, are to be split 65% to the Company and 35% to a law firm. This Company agreed to split payments received as part of the terms of the loan negotiated on June 7, 1999.

NOTE E - OFFICE EQUIPMENT -

Office equipment included the following at September 30, 2000, and December 31, 1999:

                                       September   December
                                          2000       1999
                                       ----------------------
Office equipment  (at cost)            $ 47,075    $  21,205
Accumulated depreciation                 21,076      (14,006)
                                       --------    ----------
Office Equipment, net                  $ 25,999    $   7,199
                                       ========    ==========

NOTE F - PREPAID CONSULTING CONTRACT AND LOAN FEE

Prepaid consulting contract - The Company entered into a six-month consulting contract at a total cost of $25,000 in connection with the loan acquired on June 7, 1999. The cost of this contract was recorded as a prepaid expense and was being written off to expense ratably over the six-month term of the contract from June through November 1999.

Prepaid loan fee - The Company paid as a loan fee 250,000 shares of its Legal Club common stock to obtain the loan acquired on June 7, 1999. The Company determined that these shares had a fair value of $191,650 and recorded this amount as a prepaid loan fee. The loan fee was written off to expense ratably over the fifteen-month term of the loan from June 1999 through August 2000.

NOTE G - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2000 and December 31, 1999;


                                                            September    December
                                                              2000         1999
                                                            ---------------------
Private Investor - demand note dated 4/24/94                $            $
  plus interest at 2% over Bank of America prime
  rate                                                         309,453    309,453
 Investment Group - note dated 6/07/99 due on
  8/31/00 plus interest at 10% per annum secured
  by assets of the Company                                     595,385    553,505
Freepoint Telecom, Inc. - Note dated 8/15/00
  repayable by conversion into 147,201 shares
  of Nova common stock when the closing bid
  price of Nova stock reaches $3.50.  Interest at
  7% per annum included, or to be paid in cash
  if on the second anniversary of the Note, the
  stock has not attained a closing bid price of $3.50.         450,000
Note secured by equipment dated 4/11/99 payable
  $461 monthly including interest due March 2004                11,044     15,191
                                                            ----------   --------
Notes payable                                               $1,365,882   $878,229
                                                            ==========   ========

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

Foothill Bank/Investment Group - The Company guaranteed the asset based line of credit extended by Foothill Independent Bank to Contemporary Resources. Since the closure of Contemporary, the bank has looked to the Company to honor its guarantee and payoff the line of credit. On June 7, 1999, the Company arranged for a loan in the amount of $525,000 and used the proceeds to payoff the Foothill Bank line of credit, to pay certain legal and consulting fees, and for working capital. Terms of the new loan included a loan fee of 250,000 shares of Legal Club common stock that was tendered to the lender. Also, the Company assigned 337,500 shares and pledged an additional 25,000 shares of Legal Club common stock as collateral for the loan and legal fees. The loan plus interest at 10% per annum was due August 31, 2000. Because of the present value of Legal Club stock the investment group is not pressing the company for repayment and is seeking an alternative repayment schedule.


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


NOTE J - INCOME TAXES

Deferred income taxes consisted of the following at September 30, 2000 and December 31, 1999:


                                          September       December
                                             2000           1999
                                         --------------------------
      Deferred tax assets
      Net operating loss carryovers      $ 2,395,000    $ 2,395,000
      Valuation allowance                 (2,395,000)    (2,395,000)

      Net deferred income taxes          $        --    $        --
                                         ===========    ===========

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


November 14, 2000


/s/ Kenneth D. Owen
------------------------
Kenneth D. Owen                        President and Director



November 14, 2000


/s/ Leslie I. Handler
------------------------
Leslie I. Handler                      Secretary and Director

                           NOVA COMMUNICATIONS  LTD.
                            AMENDED BALANCE SHEETS
                            ----------------------
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
                                                     ============    ============

    Liabilities and Net Capital Deficiency
    --------------------------------------

Current liabilities:
 Outstanding checks in excess of cash in bank        $          5    $         --
 Notes payable, net of deferred loan fees of
  $67,842:                                                499,543         438,038
Accounts payable                                          329,300         317,880
Payable to related parties                                535,305         511,509
Accrued Payroll and payroll related liabilities            46,379          46,379
Other accrued liabilities                                  10,710          18,661
Long-term obligations, due within one year                  4,881           3,429
                                                     ------------    ------------
    Total Liabilities                                   1,426,123       1,335,896

Long-term obligations                                     318,382         321,216

Net capital deficiency
 Preferred stock; no par value; authorized
 10,000,000 shares; common stock; $.001 par
 value; shares authorized 500,000,000 shares;
 shares outstanding 13,496,182 at December 31,
 1999 and March 31, 2000:                                  13,496          13,496
Additional paid in capital                              9,760,654       9,760,955
Retained deficit                                      (10,833,189)    (10,725,525)
Unrealized holding loss from available-for-sale
investments:                                             (297,747)       (297,747)
                                                     ------------    ------------

Net capital deficiency                                 (1,356,786)     (1,248,821)
                                                     ------------    ------------

                                                     $    387,719    $    408,291
                                                     ============    ============