Form 10KSB
period 2000-12-31
NOVA COMMUNICATIONS LTD
filed 2001-04-09
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


/X/  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  DECEMBER 31, 2000

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

                    3830 DEL AMO BLVD., TORRANCE, CA 90503
                    --------------------------------------
                   (Address of principal executive offices)
                   Issuer's telephone number (310) 642-0200

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

Issuer's revenues for its most recent fiscal year:  $1,702,653

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 28, 2001 was $1,461,686 at February 28, 2001, based on the average bid and ask prices during January and February, 2001.

The issuer had 18,603,622 shares of common stock outstanding as of February 28, 2001.

                  Documents incorporated by reference:  NONE

     Transitional Small Business Disclosure Format:  Yes  / /    No  /X/

                                    PART  I

ITEM  1.  DESCRIPTION OF BUSINESS

     (a)  General Development of Business

     (1) Nova Communications Ltd. (the "Company"), formerly known as First Colonial Ventures, Ltd., was organized under the laws of the State of Utah in 1985 for the purpose of acquiring a participating interest in one or more businesses. Through its year ended December 31, 1994, the Company conducted business through various wholly owned subsidiaries until electing in 1995 to become a Business Development Company. In January 1995, the Registrant elected to become an Investment Company pursuant to the Investment Company Act of 1940. In June 1995, the Registrant terminated its Investment Company election and elected to become a Business Development Company, as defined in the Small Business Investment Incentive Act of 1980, which Act is an amendment to the Investment Company Act of 1940. The election resulted in the Registrant becoming a specialized type of Investment Company. Consistent with this change in type of business entity, during the year ended December 31, 1995, the Registrant changed its method of financial reporting and valuation of investments from cost to fair value.

     Stockholders of the Company met in June 1999 and voted to change the name of the Company, change its state of incorporation from Utah to Nevada, and to terminate its status under the Investment Company Act of 1940 as a Business Development Company. Nova Communications Ltd. was never a Business Development Company nor an Investment Company. The Company is primarily engaged in the business of investing in and providing managerial assistance to developing companies that, in its opinion, would have a significant potential for growth. The Company's investment objective is to achieve long-term capital appreciation, rather than current income on its investments. There is no assurance that the Company's investment objective will be achieved. Effective January 1, 1999, the Board of Directors resolved to cease its election to report its Financial Statements as an investment company pursuant to the Investment Company Act of 1940.

     (c) Narrative Description of Business

     The Company is implementing a new strategic course based on its firm belief that business communications and e-commerce will provide substantial opportunities over the next five years. It continues to focus efforts on acquiring takeover candidates for Communications 2000, Inc., which is now a consolidated subsidiary.

     On October 1, 2000, the Company acquired a 35.02% interest (3,743,568 common shares) in Communications 2000, Inc. of Torrance, California ("Communications 2000") in exchange for 3,000,000 of the Company's newly issued restricted common shares. On the effective date, the Company's shares reflected a closing bid price of $.38 per common share on the NASDAQ Over-The-Counter Bulletin Board. This acquisition was valued at $1,140,000 and was accounted for as a purchase transaction. The Company and other controlling shareholders owned 55.94% of Communications 2000 on October 1, 2000. On November 6, 2000, the Company acquired an additional 300,000 Communications 2000 shares in exchange for 500,000 of the Company's newly issued restricted common shares. On the previous business day, the Company's shares reflected a closing bid price of $.20 per common share that resulted in a purchase price of $100,000 for these additional shares. On December 13, 2000, the Company acquired an additional 1,000,000 Communications 2000 shares in exchange for 1,000,000 of the Company's newly issued restricted common shares. On the previous business day, the Company's shares reflected a closing bid price of $.0625 per common share that resulted in a purchase price of $62,500 for these additional shares. At December 31, 2000, the Company owned a 46.86% interest in this subsidiary. The Company and other controlling shareholders owned 55.55% of Communications 2000 on December 31, 2000.

     The Company's financial statements include the balance sheet of Communications 2000 at December 31, 2000 and the results of its operations since acquisition. All significant intercompany transactions have been eliminated.
No minority interest liability is recorded as Communications 2000 had a negative net worth upon its acquisition and the results of its operations reflect a net loss since acquisition.

     Communications 2000 conducts its business under the trade name of "TEC-networks". It engages in the sale, installation and service of business communications systems, including computer networking and voice, data and voice-over-the-Internet communications. Communications 2000 began its business during 1995 in Torrance, CA (Los Angeles area). On June 1, 2000, it acquired and merged the assets and liabilities of The Message On Hold of America, Inc. of Tampa, FL. During July, 2000 it opened a new branch in Concord, CA (San Francisco area).

     Communications 2000 holds a national distributorship agreement with Nortel Networks in addition to maintaining supplier relationships with several other major equipment manufacturers and wholesalers, including Panasonic and Sprint North Supply. Deliveries are made to its warehouses or direct to customer sites from manufacturers and wholesalers within one-to-three business days. This allows it to maintain minimal levels of inventory and still provide excellent service to its customers. Communications 2000 has over 5,000 customers and no single account or group of accounts makes up a significant part of its revenues. The loss of any individual account or group of accounts would not be expected to cause a material adverse effect upon revenues. At December 31, 2000, Communications 2000 had a backlog of equipment orders of about $600,000. It competes in a very active marketplace. Major competitors include Pacific Bell, Verizon, Staples and others.

     On October 1, 2000, Communications 2000 acquired Kadfield, Inc. of Torrance, CA. Kadfield, Inc. engages in the retail sale of computing equipment and accessories by direct sale and via the Internet under the trade name of "BuyMicro". It markets computers, printers, monitors and networking solutions manufactured by Apple Computer, Cisco Systems, Compaq, Hewlett Packard, Intel, IBM, NEC, Nokia, Philips, Sony, SunMicrosystems, Toshiba and Zenith. BuyMicro purchases products to fill each order from Ingram Micro, Tech Data and other wholesalers. With over 100,000 products and 30,000 customers, BuyMicro offers same day shipping from 27 wholesaler warehouses located throughout the U.S.

     During March 1996, in exchange for 400,000 shares of its common stock, the Company acquired a 10% interest in a non-public Florida corporation, And Justice For All, Inc., which operates a nation-wide membership organization providing its members with access to attorney services at a discounted rate. During 1997, the Company agreed to increase its investment in And Justice For All, Inc. to a total of 15%. The agreement required the Company to issue an additional 515,235 shares of its common stock and required And Justice For All, Inc. to assume the Company's convertible debenture payable of $210,000 plus accrued interest of approximately $55,000. On March 24, 1998, the name And Justice For All, Inc. was changed to Legal Club of America Corporation (Legal Club).

     During 1999, the Company borrowed $525,000 using its Legal Club stock as collateral. The lender, PFK Development Group, also bought from the Company 287,500 restricted shares of Legal Club stock for $28,750. The Company used the proceeds of the loan and stock sale to repay the Company's bank loan and for working capital. During 2000, the note to PKF Development Group was increased to $608,878, as accrued interest was added to the principal, and was extended until January 7, 2002.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive and administrative office is located at 3830 Del Amo Boulevard, Torrance, California 90503, where the Company utilizes approximately 900 square feet of 10,000 square feet being leased by Communications 2000.

ITEM 3.  LEGAL PROCEEDINGS

     (a) During the year ended December 31, 2000, neither the Company nor its subsidiaries were a party to or the subject of any material legal proceedings. Communications 2000 is defendant in a number of collection actions, though it has accrued all known liabilities in accounts payable at December 31, 2000.

     (b) On October 21, 1997, the Securities Exchange Commission obtained an order directing a private investigation and designating officers to take testimony. On February 3, 2000, the Company and Murray W. Goldenberg personally, submitted an Offer of Settlement in this administrative proceeding. On April 10, 2000 the Commission deemed it appropriate to accept the Offers of Settlement and ordered that pursuant to Section 9(f) of the Investment Company Act, Section 8A of the Securities Act and Section 21C of the Exchange Act, the Company cease and desist from committing or causing any violation and any future violation of Sections 23(b), 31(a) and 55(a) of the Investment Company Act and Rule 31a-1thereunder, Section 5(a) and 5(c) of the Securities Act and Section 13(a) of the Exchange Act and Rules 13(a)-1 and 13a-13 hereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information:

     The equity securities of the Company are quoted on the NASDAQ Over-The-Counter Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the Company's common stock for the years ending December 31, 2000 and December 31, 1999. These over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The 2000 information was obtained on February 27, 2001, and the 1999 information on April 12, 2000, from American On-Line (Standard & Poors Comstock).

                                        2000 SALES PRICES
                                        -----------------

COMMON  STOCK                           LOW         HIGH
-------------                           ---         ----

Q1-2000                                 $.06        $.20
Q2-2000                                  .10         .19
Q3-2000                                  .07         .41
Q4-2000                                  .0625       .42

                                        1999 SALES PRICES
                                        -----------------

                                         LOW        HIGH
                                         ---        ----

Q1-1999                                  no price    $.01
Q2-1999                                  .01          .25
Q3-1999                                  .07          .25
Q4-1999                                  .05          .26

     (b)                                Approximate Number
                                        of Record Holders
Title of Class                          (as of February 28, 2001)
--------------                          ------------------------

Common Stock,
$.001 Par Value                                1600

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

ITEM 6.  SELECTED FINANCIAL DATA

     The financial statements for the years ended December 31, 2000 and 1999 are filed under Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

     These results include the operations of the Company for the full year and
its consolidated subsidiaries since their acquisition on October 1, 2000.   For
the first three quarters of the year, as well as the full year 1999, the Company operated as a holding and investment company. Consolidated revenues and expenses increased significantly during the fourth quarter of 2000 as a result of its acquisitions,

Comprehensive net loss, net loss and net loss per common share

     Comprehensive net loss for 2000 was $(1,115,841), a loss increase of $1,116,391 compared with income of $550 for 1999. Net loss for 2000 was $(1,002,831), a loss increase of $804,920 compared with a loss of $(197,911) for 1999. As a result, comprehensive net loss per share for 2000 was $(.074), a decrease of $.074 per share compared with net earnings per share of $.000 for 1999. These results include the operations of the Company for the full year and its consolidated subsidiaries since their acquisition on October 1, 2000.

Net revenues and other comprehensive income

     Net revenues for 2000 were $1,702,653, an increase of $1,628,435 compared with $74,218 for 1999. Net revenues increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Net revenues for 1999 were $74,218 derived from the sale of shares of Legal Club of America, one of the Company's available-for-sale investments. No shares were sold during 2000.

Cost of sales and gross margin

     Cost of sales for 2000 was $1,352,089, or 79.4% of net revenues. Gross margin for 2000 was $350,564, an increase of $276,346 compared with $74,218 for 1999.

Operating expenses

     Operating expenses for 2000 were $1,020,580, an increase of 150.2% compared with $407,922 for 1999. Operating expenses increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

Loan fees and net interest income (expense)

     Loan fees were incurred in 2000 and 1999 from the borrowings under notes payable. Loan fees income resulted from the gain on the transfer of shares of Company's investment in Legal Club of America to the holder of the note. Net interest expense for 2000 was $335,284 compared with net interest income of $21,866 for 1999. Net interest expense increased as a result of guarantor and loan renewal fees and consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. The Company began receiving interest income in 1999 from notes receivable it holds from the sale of certain available-for-sale investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-see attached.

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

                                   PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  (b)   The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company as of December 31, 2000. All of the directors will serve until the next annual meeting of the shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws are also provided.

NAME                 AGE      POSITION(S)          DIRECTOR SINCE

Kenneth D. Owen       37      President and        June 28, 1999
                              Director

Leslie I. Handler     63      Assistant Secretary  August 27, 1991
                              and Director

Bryce Sherwood        48      Director             September 30, 2000

(d)  Family Relationships:

There are no family relationships between any director and executive officer, or person nominated to become a director or executive officer.

(e) (1)  Business Experience:


     Kenneth D. Owen - President and Director -
Kenneth D. Owen has been a Director of the Company since June 28, 1999. Mr. Owen has been in the communications industry for 15 years and was previously vice president of A T & T Business Systems for Southern California. He currently is president of Communications 2000, a Panasonic Diamond Dealer and an authorized Nortel Distributor.

     Leslie I. Handler - Assistant Secretary and Director -
Leslie I Handler has been a Director of the Company since August 27, 1991. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance subsidiary of Far West Federal Bank, Portland, Oregon. Mr. Handler is an experienced senior manager with more than 30 years of experience with asset-based lending organizations. Since 1993, Mr. Handler has been a consultant to the banking industry.

     Bryce Sherwood - Director -
Bryce Sherwood has been a Director of the Company since September 30, 2000. Mr. Sherwood is now retired, though he previously was a Securities Broker with A.G. Edwards and Company.

(f)  Resignation of Officer and Director

     The Company's former President and Chief Executive Officer, Murray W. Goldenberg resigned as an officer and director of the Company as of September 30, 2000. Mr. Goldenberg continues an association with the Company as a management consultant.

ITEM 11.  EXECUTIVE COMPENSATION

   (a)  (1)  Cash Compensation Table

Name & Principal         Year      Principal Annual       All Other Compensation
Position                           Compensation

Kenneth D. Owen          2000      $ 48,306                       Nil
President                1999             -                       Nil

Murray W. Goldenberg     2000      $123,750                       Nil
Former President         1999       165,000                       Nil
                         1998       165,000                       Nil
                         1997       165,000                       Nil

Leslie I. Handler        2000             -                       111,350 (1)
Director                 1999             -                       Nil
                         1998             -                       Nil
                         1997         8,275                       Nil

Bryce Sherwood           2000             -                       Nil
Director


(1) During March, 2000, Mr. Handler was issued 927,914 new restricted common shares of the Company in exchange for prior personal guarantees of Company long-term obligations. These were valued at $.12 per share, the closing bid price of the Company's common stock at the date of issuance.

Compensation Arrangements:

     Mr. Owen is employed by Communications 2000 under the terms of a three-year employment agreement effective June 1, 2000. The agreement provides for an annual base compensation of $180,000 plus an annual bonus equal to 1% of the gross revenue of Communications 2000, provided that this bonus can not exceed the entity's net pre-tax income as computed before calculating and accruing the bonus. Mr. Owen was paid $48,306 between October 1 and December 31, 2000 under this agreement and no bonus was earned or accrued.

     During the periods 1997 through June 14, 2000, the services of Murray W. Goldenberg were compensated pursuant to a month-to-month consulting agreement with Palaut Management Ltd. ("Palaut"). On June 15, 2000, the Company entered into a three-year agreement with Palaut that requires Palaut to provide the Company with the services of personnel to act in the capacities of Chief Executive Officer, Chief Financial Officer and Administrative Assistant. Compensation to Palaut pursuant to this agreement will be $205,000 annually. The services of Mr. Goldenberg are provided as a management consultant to the Company under the terms of this agreement.

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

     As of December 31, 2000, the Company had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 18,603,622 shares of which were issued at December 31, 2000, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. At December 31, 2000, the Company has recorded its obligation to issue 1,250,000 shares of common stock under agreements with two investors. These shares should be issued during early 2001. The Company's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of January 31, 2001. Listed below are (a) the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock so owned, by each director and by all directors and officers of the Company as a group. Each such person or entity has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                     Amount and Nature          Percent of
Beneficial Owner                        of Beneficial Ownership    Shares of
                                                                 Common Stock

Kenneth D. Owen                                   3,008,500          15.15%
President and Director
31913 Taylor Road
Thousand Palms, CA 92276

Leslie I. Handler                                 1,497,902 (1)       7.54%
Assistant Secretary and Director
1108 Via Zumaya
Palos Verdes Estates, CA 90274

Bryce Sherwood                                            -              *
Director
7517 Taylor Trace
Battle Creek, MI 49017

All Directors and                                 4,506,402          22.69%
Officers as a Group
(3 persons)

First Capital Services, Inc.                      1,981,744           9.98%
2300 Glades Road, Suite 450
West Tower
Boca Raton, FL 33431

Murray W. Goldenberg                              1,040,121 (2)       5.24%
8515 Falmouth Ave. #315
Playa del Rey, CA 90293

Jeffery M. Goldfield                              1,000,000 (3)       5.04%
830 Knob Hill Avenue
Redondo Beach, CA 90277

          *  Less than 1%

(1) This does not include 31,318 shares owned by Mr. Handler's wife, Judy, as to which Mr. Handler has neither voting nor investment power and disclaims beneficial ownership.

(2) This does not include 30,000 shares owned by Mr. Goldenberg's three adult children, and 53,595 shares owned by Mr. Goldenberg's wife, Patricia, as to which Mr. Goldenberg has neither voting nor investment power and disclaims beneficial ownership.

(3) Mr. Goldfield's shares were fully paid, but unissued, as of December 31, 2000. They were reflected on the balance sheet as a portion of the "Common stock to be issued". Total common shares outstanding and to be issued as of December 31, 2000 were 19,853,622.

(c)  Changes in Control:

There are no contractual or other arrangements currently in effect or contemplated that may later result in a change in control of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit
Number         Description of Document

1.             Financial Statements

3(3)(i)(1)     First Colonial Ventures, Ltd. Articles of Incorporation - March
               25, 1985 (Incorporated by reference)

3(3) (2) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - August 12, 1985 (Incorporated by reference)

3(3) (3) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - September 3, 1985 (Incorporated by reference)

3(3) (4) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - February 3, 1992 (Incorporated by reference)

3(3)(ii)(1)    Bylaws (Incorporated by reference)

3(13)          Form 10Q - March 31, 2000, June 30, 2000 and October 31, 2000
               (Incorporated by reference)

(b) No reports on Form 8-K where filed during the last quarter of the period covered by this report.

SIGNATURES:

In accordance with Section 13 or 15 (d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOVA COMMUNICATIONS LTD.
     (Company)

Date: March 30, 2001



By: /s/  Kenneth D. Owen
    --------------------
       Kenneth D. Owen,
       President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:



March 30, 2001



/s/ Kenneth D. Owen
-------------------
Kenneth D. Owen                         President and Director

March 30, 2001



/s/ Leslie I. Handler                   Assistant Secretary and Director
---------------------
Leslie I. Handler

March 30, 2001



/s/ Bryce Sherwood                      Director
------------------
Bryce Sherwood

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders
Nova Communications Ltd.

We have audited the accompanying consolidated balance sheets of Nova Communications Ltd. as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova Communications Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in accordance with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has a working capital deficit and recurring net losses that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Timothy L. Steers
---------------------
Timothy L. Steers
Certified Public Accountant, LLC
Portland, Oregon
March 19, 2001

                           NOVA COMMUNICATIONS LTD.

                                Balance Sheets

                                                                                    December 31
                                                                         ---------------------------------
                                                                         Consolidated
                                                                             2000                 1999
                                                                         ------------         ------------
                                    ASSETS
                                    ------
Current assets:
   Cash                                                                  $    422,203         $      3,513
   Accounts receivables, less allowance for uncollectible
    accounts of $96,737 in 2000                                               371,055               29,820
   Notes receivable                                                            85,632               48,829
   Inventories                                                                237,115                    -
   Prepaid expenses and deposits                                               22,928                3,177
   Available-for-sale investments                                              87,000              200,010
                                                                          -----------          -----------
       Total current assets                                                 1,225,933              285,349



Equipment, net                                                                803,558               28,473




Other assets:
   Notes receivable                                                                 -               94,469
   Goodwill, less accumulated amortization of $124,357 in 2000              3,110,996                    -
   Deposits                                                                     3,063                    -
                                                                          -----------          -----------
       Total other assets                                                   3,114,059               94,496




                                                                         ------------         ------------

                                                                         $  5,143,550         $    408,291
                                                                         ============         ============



                           (continued on next page)

                           NOVA COMMUNICATIONS LTD.

                                                                                      December 31
                                                                           ---------------------------------
                                                                           Consolidated
                                                                               2000                 1999
                                                                           ------------         ------------


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------
Current liabilities:
   Notes payable, net of deferred loan fees of $115,547 in                 $                    $
     1999                                                                              -             438,038
   Accounts payable                                                            1,997,572             317,880
   Payable to related parties                                                     63,286             511,509
   Accrued payroll and payroll related liabilities                                76,272              46,379
   Customer deposits                                                             551,550                   -
   Income taxes payable                                                              800                 800
   Other accrued liabilities                                                     244,995              17,861
   Long-term obligations, due within one year                                    174,454               3,429
                                                                           -------------        ------------
       Total current liabilities                                               3,108,929           1,335,896

Long-term obligations                                                            932,465             321,216

Notes payable to related parties                                               1,007,800                   -

Commitments

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000 shares                         -                   -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 18,603,622 shares in 2000 (13,496,183 shares in
    1999)                                                                         18,604              13,496
   Common stock to be issued                                                     371,953                   -
   Additional paid-in capital                                                 11,842,912           9,760,955
   Retained deficit                                                          (11,728,356)        (10,725,525)
   Unrealized holding loss from available-for-sale investments                  (410,757)           (297,747)
                                                                           -------------        ------------
       Total stockholders equity (deficit)                                        94,356          (1,248,821)
                                                                           -------------        ------------

                                                                           $   5,143,550        $    408,291
                                                                           =============        ============

                            See accompanying notes

                           NOVA COMMUNICATIONS LTD.

                           Statements of Operations

                                                                                   Years ended December 31
                                                                                 --------------------------
                                                                                 Consolidated
                                                                                     2000          1999
                                                                                 ------------   -----------
Revenues                                                                         $  1,702,653   $    74,218

Cost of revenues                                                                    1,352,089             -
                                                                                 ------------   -----------

Gross margin                                                                          350,564        74,218

Operating expenses:
   Selling                                                                            130,778             -
   General and administrative                                                         889,802       407,922
                                                                                 ------------   -----------
       Total operating expenses                                                     1,020,580       407,922
                                                                                 ------------   -----------

Loss from operations                                                                 (670,016)     (333,704)

Other income (expenses):
   Loan fees                                                                                -       114,727
   Interest, net                                                                     (335,284)       21,866
                                                                                 ------------   -----------
       Total other income (expenses)                                                 (335,284)      136,593
                                                                                 ------------   -----------

Loss before provision (benefit) for income taxes                                   (1,005,300)     (197,111)

Provision (benefit) for income taxes                                                   (2,469)          800
                                                                                 ------------   -----------

Net loss                                                                         $ (1,002,831)  $  (197,911)
                                                                                 ============   ===========


Net loss per common share                                                        $      (.067)  $     (.014)
                                                                                 ============   ===========

                            See accompanying notes

                           NOVA COMMUNICATIONS LTD.

                   Statements of Comprehensive Income (loss)

                                                                                   Years ended December 31
                                                                                 --------------------------
                                                                                 Consolidated
                                                                                     2000          1999
                                                                                 ------------   -----------
Net loss                                                                         $ (1,002,831)  $  (197,911)

Unrealized holding gain (loss) on available-for-sale investments                     (113,010)      198,461
                                                                                 ------------   -----------

Comprehensive income (loss)                                                      $ (1,115,841)  $       550
                                                                                 ============   ===========


Comprehensive income (loss) per common share                                     $      (.074)  $      .000
                                                                                 ============   ===========

                            See accompanying notes

                            NOVA COMMUNICATIONS LTD.

                  Statements of Changes in Stockholders' Equity
               (Deficit) January 1, 1999 through December 31, 2000



                                                               Common stock              Common      Additional
                                            Preferred   --------------------------      stock to      paid-in        Accumulated
                                              stock         Shares        Amount       be issued      capital          deficit
                                          ------------  --------------  ----------    -----------  ------------     --------------

Balance at January 1, 1999                $          -     15,516,183   $   15,516    $         -  $   9,758,935    $  (10,527,614)

Cancellation of common stock                         -     (2,020,000)      (2,020)             -          2,020                 -

Comprehensive income                                 -              -            -              -              -          (197,911)
                                          ------------  -------------   ----------    -----------  -------------    --------------
Balance at December 31, 1999                         -     13,496,183       13,496              -      9,760,955       (10,725,525)

Shares issued in exchange for
  accounts payable                                   -         60,000           60              -          7,440                 -

Shares issued in exchange for
  guarantee of long-term obligations                 -        927,914          928              -        110,422                 -

Shares issued and to be issued for
  purchase of subsidiary                             -      3,960,000        3,960         62,500      1,302,940                 -

Shares issued in exchange for
  services                                           -        109,500          110              -         21,790                 -

Shares issued in exchange for
  accounts payable                                   -         50,025           50              -          9,955                 -

Shares to be issued in exchange for
  long-term obligations                              -              -            -        309,453              -                 -

Additional paid-in-capital
  resulting from sale of common
  stock by subsidiary                                -              -            -              -        629,410                 -

Comprehensive loss                                   -              -            -              -              -        (1,002,831)
                                          ------------  -------------   ----------    -----------  -------------    --------------

Balance at December 31, 2000              $          -     18,603,622   $   18,604    $   371,953  $  11,842,912    $  (11,728,356)
                                          ============  =============   ==========    ===========  =============    ==============

                                                    Unrealized
                                                   holding loss
                                                  on available-        Net
                                                     for-sale        capital
                                                   investments      deficiency
                                                   -----------     ------------
Balance at January 1, 1999                        $  (496,208)     $ (1,249,371)

Cancellation of common stock                                -                 -

Comprehensive income                                  198,461               550
                                                  -----------      ------------
Balance at December 31, 1999                         (297,747)       (1,248,821)

Shares issued in exchange for
  accounts payable                                          -             7,500

Shares issued in exchange for
  guarantee of long-term obligations                        -           111,350

Shares issued and to be issued for
  purchase of subsidiary                                    -         1,369,400

Shares issued in exchange for
  services                                                  -            21,900

Shares issued in exchange for
  accounts payable                                          -            10,005

Shares to be issued in exchange for
  long-term obligations                                     -           309,453

Additional paid-in-capital
  resulting from sale of common
  stock by subsidiary                                       -           629,410

Comprehensive loss                                   (113,010)       (1,115,841)
                                                  -----------      ------------

Balance at December 31, 2000                      $  (410,757)     $     94,356
                                                  ===========      ============

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                           Statements of Cash Flows

                                                                               Years ended December 31
                                                                               -----------------------
                                                                               Consolidated
                                                                                   2000             1999
                                                                               ------------     ------------
Cash flows from operating activities:
   Net loss                                                                    $ (1,002,831)    $   (197,911)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                  278,493            5,070
     Interest expense converted to notes payable                                     55,293                -
     Common stock issued for services and loan fees                                 133,250                -
     Common stock issued in exchange for accounts payable                            17,505                -
     Provision for uncollectible accounts receivable                                 23,185                -
     Changes in assets and liabilities, net of effects of purchase of subsidiary:
       Receivables                                                                  136,852         (116,786)
       Inventories                                                                  (90,265)               -
       Prepaid expenses and deposits                                                 36,318             (852)
       Investments                                                                        -          136,489
       Outstanding checks in excess of cash in bank                                       -           (3,492)
       Accounts payable                                                             348,944         (436,447)
       Accrued liabilities                                                           49,668           97,382
                                                                               ------------     ------------
                                                                                    (13,588)        (516,547)
Cash flows from investing activities:

   Cash acquired from acquisition of subsidiary                                     157,578                -
   Principal repayments on notes receivable                                          57,666           24,668
   Deposits                                                                          (1,353)               -
   Capital expenditures                                                             (51,343)               -
                                                                               ------------     ------------
                                                                                    162,548           24,668
Cash flows from financing activities:

    Proceeds from notes payable                                                           -          500,000
    Principal payments on capitalized lease obligations                            (217,786)          (4,608)
    Principal payments on notes payable to related parties                          141,894)               -
    Additional paid-in-capital resulting from sale of
     common stock by subsidiary                                                     629,410                -
                                                                               ------------     ------------
                                                                                    269,730          495,392
                                                                               ------------     ------------
   Net increase in cash                                                             418,690            3,513

   Cash at beginning of year                                                          3,513                -
                                                                               ------------     ------------

   Cash at end of year                                                         $    422,203     $      3,513
                                                                               ============     ============

                           (continued on next page)

                            NOVA COMMUNICATIONS LTD.

                                                                                 Years ended December 31
                                                                             --------------------------------
                                                                             Consolidated
                                                                                  2000               1999
                                                                             ---------------     ------------
 Supplemental disclosure of cash flow information -
  cash paid for interest                                                     $        53,094     $      1,680
                                                                             ===============     ============

 Non-cash investing and financing activities:

   Equipment acquired under capitalized lease obligation                     $       375,238     $     19,800
                                                                             ===============     ============
   Common stock issued in exchange for net assets of
    subsidiary                                                               $     1,369,400     $          -
                                                                             ===============     ============
   Common stock to be issued in exchange for long-term
    obligations                                                              $       309,453     $          -
                                                                             ===============     ============


                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                               December 31, 2000


1. Business and summary of significant accounting policies Business: Nova
   ----------------------------------------------------------------
   Communications Ltd. (the "Company" or "Nova") was incorporated under the laws of the State of Utah on March 25, 1985. Effective June 28, 1999, the Company changed its name from First Colonial Ventures, Ltd. to Nova and changed its state of incorporation from Utah to Nevada. The Company invests in and provides managerial assistance to developing companies.

   Basis of consolidation: The consolidated financial statements include the
   ----------------------
   accounts of Nova and its subsidiaries, Communications 2000, Inc. and Kadfield, Inc. All intercompany accounts and transactions have been eliminated.

   As of December 31, 2000, the Company owned 46.86% of Communications 2000, Inc. and Communications 2000, Inc. owned 100% of Kadfield, Inc. These subsidiaries are consolidated because Management believes it exercises significant management influence over Communications 2000, Inc. and Kadfield, Inc.

   Losses exceed the minority interest in the equity capital of Communications 2000, Inc. and Kadfield, Inc. Accordingly, losses applicable to the minority interest in Communications 2000, Inc. and Kadfield, Inc. are charged against Nova, as there is no obligation of the minority stockholders to guarantee such losses. If future earning of Communications 2000, Inc. and Kadfield, Inc. do materialize, Nova will be credited to the extent of such losses previously absorbed.

   Cash and cash concentrations: For purposes of the statement of cash flows,
   ----------------------------
   the Company and its subsidiaries consider cash equivalents to be highly liquid instruments with original due dates within three months of the date purchased.


   The Company and its subsidiaries place their cash in financial institutions and, at various times throughout the year, cash held in these accounts has exceeded Federal Deposit Insurance Corporation limits. Neither the Company nor its subsidiaries have experienced any losses as a result of these cash concentrations.

   Equipment: Equipment is carried at cost. Depreciation is computed using the
   ---------
   straight-line method over the estimated useful lives of the depreciable assets, which range from five to fifteen years.

   Computer software obtained or developed for internal use is capitalized in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed for Internal Use". Amortization is computed using the straight-line method over seven years.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2000


1. Business and summary of significant accounting policies (continued)
   ------------------------------------------------------------------

   Equipment (continued): Equipment under capitalized lease obligations is
   ---------------------
   carried at estimated fair market value determined at the inception of the lease. Amortization is computed using the straight-line method over the original term of the lease or the estimated useful lives of the assets, whichever is shorter.

   Goodwill: Goodwill represents the excess purchase price over the estimated
   --------
   fair value of the net assets of its subsidiaries. Amortization is computed using the straight-line method over seven years.

   Impairment of long-lived assets: The Company and its subsidiaries assess the
   -------------------------------
   recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of December 31, 2000.

   Revenue recognition: Revenue from Nova's managerial assistance services is
   -------------------
   recognized when services are rendered.

   Communications 2000, Inc. routinely enters into contracts for the installation of its business communications systems. Revenue from these sales contracts is recognized under the percentage-of-completion method of accounting in the ratio that costs incurred bear to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Revenue from service of business communications systems is recognized when services are rendered.

   Revenue from Kadfield, Inc.'s computer and electronic equipment sales is recognized when equipment is shipped to customers.

   Stock based compensation: The Company and its subsidiaries account for stock
   ------------------------
   based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


1. Business and summary of significant accounting policies (continued)
   -------------------------------------------------------------------

   Advertising: The Company and its subsidiaries expense the cost of advertising
   -----------
   as incurred as selling expenses. Advertising expenses were approximately $91,500 for 2000.

   Reporting comprehensive income: The Company and its subsidiaries report and
   ------------------------------
   display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that result from recognized transactions and other economic events other than transactions with owners.

   Income taxes: Income taxes are provided on the liability method whereby
   ------------
   deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries provide a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company or its subsidiaries will not realize tax assets through future operations.

   Segment reporting: The Company and its subsidiaries report information about
   -----------------
   operating segments and related disclosures about product and services, geographic areas and major customers in annual and interim consolidated financial statements under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

   Net loss per common share: Net loss per common share is computed by dividing
   -------------------------
   net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 15,005,468 for 2000 (14,373,059 for 1999). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

   Concentration risk: The Company grants credit to customers primarily in the
   ------------------
   states of California and Florida. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


1. Business and summary of significant accounting policies (continued)
   -------------------------------------------------------------------

   Significant risks and uncertainties: The process of preparing financial
   -----------------------------------
   statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectibility of notes receivable, net realizable value of inventories and estimated fair value of investments. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2. Operations
   ----------

   The Company's continued existence is dependent upon its ability to obtain profitable operations and until then its ability to obtain additional capital. The Company has experienced recurring losses and has a negative working capital.

   During 2000, Nova acquired control of two developing companies and management believes that with their managerial assistance they will be able to improve operating efficiencies and ultimately achieve profitability.

   The financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3. Business combination
   --------------------

   Effective October 1, 2000, Nova acquired Communications 2000, Inc., dba TEC-networks ("TEC-networks") in a business combination accounted for as a purchase. TEC-networks supplies, installs and services business communications systems, including computer networking and voice, data and voice-over-the-Internet communications and has operations in Southern California, Northern California, and Tampa, Florida. Its customers are located primarily in California and Florida. Prior to the business combination, the principal stockholder of TEC-networks was a stockholder of Nova and Nova was providing management services to TEC-networks.

   Also effective October 1, 2000, TEC-networks acquired 100% of the outstanding common stock of Kadfield, Inc ("Kadfield") in a business combination accounted for as a purchase. Kadfield is a supplier of computer and electronic equipment and its customers are located nationwide.

   Nova exchanged 3,500,000 shares of its common stock for 4,043,568 shares of common stock of TEC-networks, will issue 1,000,000 shares of its common stock for

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


3. Business combination (continued)
   --------------------------------

   an additional 1,000,000 shares of common stock of TEC-networks, and has issued an aggregate of 460,000 shares of its common stock to key employees of TEC-networks. As a result, Nova owed 46.86% of the outstanding common stock of TEC-networks as of December 31, 2000. The shares issued for TEC-networks were valued at $1,369,400 ($0.35 weighted average per share), which represented the closing bid price of Nova's common stock on the date the shares were issued. Management of Nova estimated the value of the shares exchanged after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

   The acquisition of TEC-networks can be summarized as follows:

     Consolidated assets acquired                                $    699,022
     Consolidated liabilities assumed                              (2,564,975)
                                                                   ----------
     Fair value of consolidated net assets acquired                (1,865,953)
     Fair value of consideration tendered                           1,369,400
                                                                   ----------
     Goodwill acquired in acquisition                            $  3,235,353
                                                                   ==========

   The results of operations of TEC-networks and Kadfield are included in the accompanying consolidated financial statements as of October 1, 2000. The following pro forma summary presents consolidated financial position and results of operations as if TEC-networks and Kadfield had been acquired as of the beginning of Nova's 2000 and 1999 fiscal years:

                                                          December 31
                                              ---------------------------------
                                                   2000              1999
                                              --------------     --------------
     Tangible current assets                  $    1,398,000     $      913,000
     Total assets                                  4,387,000          4,524,000
     Current liabilities                           3,168,000          2,449,000
     Total liabilities                             5,181,000          3,704,000
     Total stockholders' equity (deficit)           (794,000)           820,000

                                                    Years ended December 31
                                              ---------------------------------
                                                   2000              1999
                                              --------------     --------------
     Net sales                                $    4,865,000     $    7,922,000
     Net loss                                     (3,972,000)        (1,022,000)
     Loss per common share                             (.265)             (.071)

   The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro form a financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of January 1, 1999 or which may be obtained in the future.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


4. Investments
   -----------

   All of the Company's investments are considered by Management to be available-for sale investments. The following is a summary of investment securities:
                                                     2000            1999
                                                 -----------     -----------
          U.S. corporate securities:
             Amortized cost                      $   497,757     $   497,757
             Gross unrealized losses                (410,757)       (297,747)
                                                 -----------     -----------
             Estimated fair value                $    87,000     $   200,010
                                                 ===========     ===========

   The Company's available-for-sale investments consist of the following U.S. Corporate Securities:

     Gulf Coast Hotels, Inc. ("Gulf Coast"): In December 1994, the Company
     --------------------------------------
     purchased the rights to 50% of Gulf Coast, a company incorporated under the laws of the State of Nevada. Gulf Coast was formed to purchase the rights to approximately 1.4 acres in Biloxi, Mississippi and to develop a high-rise condominium hotel on that site. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment. The seller has provided extensions to Gulf Coast, however the agreement is in default. During 1997, Gulf Coast entered into agreements to sell its interest in the property and to become a minority partner in the development project subject to the majority partners obtaining financing.

     Management of Nova has determined that its investment in Gulf Coast had no value based upon the uncertainty of the outcome of Gulf Coast's default.

     Legal Club: In March 1996, the Company acquired an interest in Legal Club,
     ----------
     which was incorporated under the laws of the State of Florida. Legal Club started a new nationwide membership organization providing access to attorney services at discounted rates. In September 1998, Legal Club became a publicly traded company.

     The value of the Company's investment in Legal Club was determined based upon the closing bid price of their common stock on December 31, 2000.

5. Equipment
   ---------

   Equipment consisted of the following at December 31:

                                                        2000            1999
                                                     -----------     ----------
           Office furniture and equipment            $   428,601     $   25,999
           Computer software                             261,750              -
           Vehicle                                         7,400              -
           Marketing equipment                           192,467              -

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


   5. Equipment (continued)
      ---------------------

                                                                                   2000             1999
                                                                              --------------     ----------
            Equipment reported under capitalized  leases,  less accumulated
             amortization of $5,220 in 2000 ($2,970 in 1999)                          14,580         16,830
           Leasehold improvements                                                    233,341              -
                                                                               -------------     ----------
                                                                                   1,138,139         42,829
           Less accumulated depreciation                                            (334,581)       (14,356)
                                                                               -------------     ----------
              Equipment, net                                                   $     803,558     $   28,473
                                                                               =============     ==========

6.       Long-term obligations
         ---------------------

         Long-term obligations consisted of the following at December 31:

                                                                                     2000            1999
                                                                                 ------------     ----------
           Note payable and accrued interest payable to PFK Development Group, secured by 337,500 shares of Legal Club stock and Nova has pledged
             35% of its cash receipts from collections of its notes receivable, borrowings bear interest at 10% per annum, borrowings and accrued
             interest are due December 2002.                                     $    608,878     $  438,038
           Other notes payable                                                         93,813              -
           Capitalized lease obligations                                              404,228         15,192
           Note payable and accrued interest payable to a
             private investor.                                                              -        309,453
                                                                                 ------------     ----------
                                                                                    1,106,919        324,645
           Less amount reported as notes payable                                            -       (438,038)
           Less principal due within one year                                        (174,454)        (3,429)
                                                                                 ------------     ----------
              Long-term obligations                                              $    932,465     $  321,216
                                                                                 ============     ==========

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2000:

            Years ending December 31:
            ------------------------

                        2001                                       $   130,099
                        2002                                           226,630
                        2003                                            89,428
                        2004                                            70,098
                        2005                                            25,001
                                                                   -----------
           Total minimum lease payment                                 541,256
            Less amount representing interest                         (137,028)
                                                                   -----------
            Present value of minimum future lease payments         $   404,228
                                                                   ===========

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000

7.   Notes payable to related parties
     --------------------------------

     Notes payable to related parties consisted of the following at December 31:

                                                                                     2000            1999
                                                                                -------------    -----------
           Note payable to Palaut Management, Inc. in exchange for
             management consulting services, unsecured and non-interest bearing, due June 2003.  Palaut Management, Inc. is controlled
             by close family members of a stockholder of Nova.                  $     625,000    $         -

            Note payable to a stockholder and officer of the Company,
             unsecured, non-interest bearing, and due on demand.  This
             individual has agreed not to demand repayment of the note before
             March 2002.                                                              382,800              -
                                                                                -------------    -----------
              Notes payable to related parties                                  $   1,007,800    $         -
                                                                                =============    ===========

8.   Commitments
     -----------

     The Company leases various facilities, equipment, and vehicles under non-cancelable operating lease agreements that expire between the years 2001 and 2004. Aggregate minimum future lease payments under these leases are approximately as follows:

         Years ending December 31:
         -------------------------
                       2001                                      $    37,500
                       2002                                           32,500
                       2003                                           32,500
                       2004                                            9,600
                                                                 -----------
         Total minimum lease payments                            $   112,100
                                                                 ===========

     Lease expense aggregated approximately $243,000 for the year ended December 31, 2000 ($21,500 for 1999).

9.   Common stock
     ------------

     In February 2000, the Board of Directors authorized the issuance of 60,000 shares of common stock of the Company in exchange for accounts payable of $7,500. Management of the Company valued the shares issued at $.13 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


9.  Common stock (continued)
    ------------------------

    In March 2000, the Board of Directors authorized the issuance of 927,914 shares of common stock of the Company to an officer and director of Nova in exchange for prior personal guarantees of Company long-term obligations. Management of the Company valued the shares issued at $.12 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded loan fees expense totaling $111,350 during the year ended December 31, 2000 as a result of these grants.

    The Company issued 3,960,000 shares of its common stock in connection with its acquisition of TEC-networks.

    In November 2000, the Board of Directors authorized the issuance of an aggregate of 109,500 shares of common stock of the Company in exchange for legal and other professional services. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded legal expense totaling $1,900 and other professional services of $20,000 during the year ended December 31, 2000 as a result of these grants.

    In November 2000, the Board of Directors authorized the issuance of 50,025 shares of common stock of the Company in exchange for accounts payable of $10,005. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

10. Income taxes
    ------------

    The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

                                                              2000      1999
                                                            --------   -----
       State of California -
         Currently payable (refundable)                     $ (2,469)  $ 800
                                                            ========   =====

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


10. Income taxes (continued)
    ------------------------

         Deferred income taxes consisted of the following at December 31:

                                                                                 2000             1999
                                                                           ---------------   ---------------
           Deferred tax assets:
              Net operating loss carryovers                                $    2,607,300    $    2,266,300
              Unrealized losses on investments                                    139,700           126,500
              Allowance for uncollectible notes                                    31,900                 -
                                                                           --------------    --------------
                                                                                2,778,900         2,392,800
           Valuation allowance for deferred tax assets                         (2,778,900)       (2,392,800)
                                                                           --------------    --------------
                Net deferred income taxes                                  $            -    $            -
                                                                           ==============    ==============

    Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision (benefit) for income taxes is as follows for the years ended December 31:

                                                                                  2000             1999
                                                                             -------------     -------------
           Tax at statutory rates                                             $ (340,963)      $        187
           Differences resulting from:
              State tax, net of Federal tax benefit                                  528                528
              Non-deductible and other items                                     (48,134)            59,485
              Change in deferred tax valuation allowance                         386,100            (59,400)
                                                                              ----------        ------------
                Provision (benefit) for income taxes                         $    (2,469)      $        800
                                                                              ==========        ===========

    The Company has approximately $7,478,000 in Federal and State of California net operating losses, which, if not utilized, expire through 2020.

    The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2000 and 1999.

11. Other related party transactions
    --------------------------------

    The Company has entered into an agreement with a company for management consulting services. The management company is controlled by close family members of a stockholder of Nova. The agreement expires in June 2003 with renewal provisions. Under the terms of the agreement, the Company is obligated to pay the management company $205,000 per year.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000

12. Segment information
    -------------------

    The Company considers its operations to be in three segments, each of which are strategic businesses that are managed separately because each business sells or provides distinct products and services. The segments are as follows: managerial assistance to developing companies; sale, installation and service of business communications systems, including computer networking and voice, data and voice-over-the-Internet communications; and sale of computer and electronic equipment.

    Financial information by business segment is as follows:

                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment         segment
                                            --------------  -----------------   -------------  --------------
                                                                           2000
                                            ------------------------------------------------------------------
           Revenues                           $    125,801    $   1,100,649      $   476,203   $   1,702,653
           Loss from operations                    (91,645)        (357,287)         (96,727)       (545,659)
           Identifiable assets                     202,040        1,211,467          619,047       2,032,554
           Capital expenditures                      1,783           49,560                -          51,343
           Depreciation and
              amortization                           5,000           19,623           13,966          38,589

                                                                           1999
                                            ------------------------------------------------------------------
           Revenues                           $     74,218    $           -      $         -   $      74,218
           Loss from operations                   (333,704)               -                -        (333,704)
           Identifiable assets                     408,291                -                -         408,291
           Capital expenditures                          -                -                -               -
           Depreciation                              5,070                -                -           5,070

    Reconciliation of the segment information to the consolidated balances for loss from operations, total assets, and depreciation and amortization are as follows:

                                                                                  Years ended December 31
                                                                             ------------------------------
                                                                                  2000             1999
                                                                             -------------     ------------
           Segment loss from operations                                      $   (545,659)     $   (333,704)
           Amortization of goodwill                                              (124,357)                -
                                                                             ------------      ------------
              Consolidated loss from operations                              $   (670,016)     $   (333,704)
                                                                             ============       ===========

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                               December 31, 2000


12. Segment information (continued)
    -------------------------------

                                                                                       December 31
                                                                            --------------------------------
                                                                                  2000             1999
                                                                            --------------     -------------
           Segment identifiable assets                                       $   2,032,554     $     408,291
           Goodwill, net                                                         3,110,996                 -
                                                                             -------------     -------------
              Consolidated total assets                                      $   5,143,550     $     408,291
                                                                             =============     =============

                                                                                  Years ended December 31
                                                                             ------------------------------
                                                                                 2000             1999
                                                                             ------------      ------------
           Segment depreciation and amortization                             $      38,589     $       5,070
           Amortization of goodwill                                                124,357                 -
           Amortization of loan fees                                               115,547                 -
                                                                             -------------     -------------
              Consolidated depreciation and amortization                     $     278,493     $       5,070
                                                                             =============     =============