Form 10QSB
period 2001-03-31
NOVA COMMUNICATIONS LTD
filed 2001-05-09
CIK 769882

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For transition period from _____________ to ________________.

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports;) and (2) has been subject to such filing requirements for the past 90 Days: Yes [X]
No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock: $.001 par value 18,603,622 shares outstanding at March 31, 2001.

Documents incorporated by reference:  None

Total sequentially numbered pages in this document: 19

                                     INDEX

                           NOVA COMMUNICATIONS LTD.


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements March 31, 2001 (unaudited) and December 31, 2000
           (audited)

          (a)  Consolidated Balance Sheets, March 31, 2001 and December 31,
               2000.

          (b) Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2001 and 2000.

          (c) Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.

          (d)  Notes to Consolidated Financial Statements.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART II.  OTHER INFORMATION

Item 5    Other Information

Item 6    Exhibits And Reports On Form 8-K

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

                           NOVA COMMUNICATIONS LTD.

                          Consolidated Balance Sheets

                                                                     March 31       December 31
                                                                       2001            2000
                                                                     --------       -----------
                                     ASSETS
                                     ------
Current assets:
 Cash                                                                $        -     $  422,203
 Accounts receivables, less allowance for uncollectible
  accounts of $74,526 in 2001 and $96,737 in 2000                       339,549        371,055
 Notes receivable                                                        70,652         85,632
 Inventories                                                            253,013        237,115
 Prepaid expenses and deposits                                           55,642         22,928
 Available-for-sale investments                                          87,000         87,000
                                                                     ----------     ----------
   Total current assets                                                 805,856      1,225,933

Equipment, net                                                          815,441        803,558

Other assets:
 Goodwill, less accumulated amortization of $244,179
  in 2001 and $124,357 in 2000                                        2,991,174      3,110,996
 Deposits                                                                67,078          3,063
                                                                     ----------     ----------
   Total other assets                                                 3,058,252      3,114,059
                                                                     ----------     ----------
                                                                     $4,679,549     $5,143,550
                                                                     ==========     ==========

                            See accompanying notes.

                              NOVA COMMUNICATIONS

                                                                                March 31      December 31
                                                                                  2001            2000
                                                                              ------------    ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
                             (DEFICIT)
                             ---------
Current liabilities:
 Checks issued in excess of cash on hand                                      $    126,711    $          -
 Accounts payable                                                                1,857,082       1,997,572
 Payable to related parties                                                         16,116          63,286
 Accrued payroll and payroll related liabilities                                    75,522          76,272
 Customer deposits                                                                 531,078         551,550
 Income taxes payable                                                                    -             800
 Other accrued liabilities                                                         211,203         244,995
 Long-term obligations, due within one year                                        887,965         174,454
                                                                              ------------    ------------
    Total current liabilities                                                    3,705,677       3,108,929

Long-term obligations                                                              448,741         932,465

Notes payable to related parties                                                   961,699       1,007,800

Commitments

Stockholders' equity (deficit):
 Preferred stock; no par value; authorized 10,000,000 shares                             -               -
 Common stock; $.001 par value; authorized 500,000,000 shares;
  outstanding 18,603,622 shares in 2001 and 2000                                    18,604          18,604
 Common stock to be issued                                                         371,953         371,953
 Additional paid-in capital                                                     11,936,794      11,842,912
 Retained deficit                                                              (12,353,162)    (11,728,356)
 Unrealized holding loss from available-for-sale
  investments                                                                     (410,757)       (410,757)
                                                                              ------------    ------------
    Total stockholders equity (deficit)                                           (436,568)         94,356
                                                                              ------------    ------------
                                                                              $  4,679,549    $  5,143,550
                                                                              ============    ============

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                Statements of Operations and Comprehensive Loss

                                                                                   For The Three Months
                                                                                      Ended March 31
                                                                                   2001            2000
                                                                               -------------   ------------
                                                                               (Consolidated)
Revenues                                                                       $  1,580,673    $      4,980

Cost of revenues                                                                  1,112,037               -
                                                                               ------------    ------------

Gross margin                                                                        468,636           4,980

Operating expenses:
 Selling                                                                            138,990               -
 Operating                                                                          576,470               -
 General and administrative                                                         370,060          77,261
                                                                               ------------    ------------
    Total operating expenses                                                      1,085,520          77,261
                                                                               ------------    ------------

Loss from operations                                                               (616,884)        (72,281)

Other income (expenses):
 Loan fees                                                                                -         (38,330)
 Interest, net                                                                      (10,505)              -
                                                                               ------------    ------------
    Total other income (expenses)                                                   (10,505)        (38,330)
                                                                               ------------    ------------

Loss before provision (benefit) for income taxes                                   (627,389)       (110,611)

Provision (benefit) for income taxes                                                 (2,583)            800
                                                                               ------------    ------------

Net loss                                                                       $   (624,806)   $   (111,411)
                                                                               ============    ============


Net loss per common share                                                      $     (.0336)   $     (.0083)
                                                                               ============    ============

Net loss                                                                       $   (624,806)   $   (111,411)

Unrealized holding gain (loss) on available-for-sale investments                          -               -
                                                                               ------------    ------------

Comprehensive loss                                                             $   (624,806)   $   (111.411)
                                                                               ============    ============

Comprehensive loss per common share                                            $     (.0336)   $      (0083)
                                                                               ============    ============

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                           Statements of Cash Flows

                                                                                                   For The Three Months
                                                                                                      Ended March 31
                                                                                                   2001             2000
                                                                                              --------------    -------------
                                                                                              (Consolidated)
Cash flows from operating activities:
 Net loss                                                                                     $   (624,806)     $   (111,411)

 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                   166,407             1,250
   Changes in assets and liabilities, net of effects of purchase of subsidiary:
    Receivables                                                                                     31,506           (15,989)
    Inventories                                                                                    (15,898)                -
    Prepaid expenses and deposits                                                                  (32,714)                -
    Investments                                                                                          -                10
    Checks issued in excess of  cash on hand                                                       126,711                 5
    Accounts payable                                                                              (140,490)           38,963
    Accrued liabilities                                                                           (102,984)           (7,951)
                                                                                              ------------      ------------
                                                                                                    32,538            16,288
Cash flows from investing activities:
 Principal repayments on notes receivable                                                           14,980            31,788
 Deposits                                                                                          (64,015)                -
 Capital expenditures                                                                              (58,468)                -
                                                                                              ------------      ------------
                                                                                                  (107,503)           31,788
Cash flows from financing activities:
  Proceeds from notes payable                                                                      246,679            61,505
  Principal payments on capitalized lease obligations                                              (16,892)                -
  Principal payments on notes payable to related parties                                           (46,101)           (1,382)
  Reduction of additional paid in capital                                                                -              (301)
  Additional paid-in-capital resulting from sale of
     common stock by subsidiary                                                                     93,882                 -
                                                                                              ------------      ------------
                                                                                                   277,568            59,822
                                                                                              ------------      ------------
 Net decrease in cash                                                                             (422,203)           (3,513)

 Cash at beginning of quarter                                                                      422,203             3,513
                                                                                              ------------      ------------

 Cash at end of quarter                                                                       $          -      $          -
                                                                                              ============      ============

                            See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001


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

     As of March 31, 2001, the Company owned 46.68% of Communications 2000, Inc. (46.86% at December 31, 2000), and Communications 2000, Inc. owned 100% of Kadfield, Inc. These subsidiaries are consolidated because Management believes it exercises significant management influence over Communications 2000, Inc. and Kadfield, Inc.

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

     Interim reporting: The Company's year-end for accounting and tax purposes
     -----------------
     is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of March 31, 2001 and for the three months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Equipment: Equipment is carried at cost.  Depreciation is computed using
     ---------
     the straight-line method over the estimated useful lives of the depreciable assets, which range from five to fifteen years.

     Computer software obtained or developed for internal use is capitalized in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed for Internal Use". Amortization is computed using the straight-line method over seven years.

     Equipment under capitalized lease obligations is carried at estimated fair market value determined at the inception of the lease. Amortization is computed using the straight-line method over the original term of the lease or the estimated useful lives of the assets, whichever is shorter.

     Goodwill: Goodwill represents the excess purchase price over the estimated
     ---------
     fair value of the net assets of its subsidiaries. Amortization is computed using the straight-line method over seven years.

     Impairment of long-lived assets: The Company and its subsidiaries assess
     -------------------------------
     the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of March 31, 2001 or December 31, 2000.

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

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Stock based compensation: The Company and its subsidiaries account for
     ------------------------
     stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

     Advertising:  The Company and its subsidiaries expense the cost of
     -----------
     advertising as incurred as selling expenses. Advertising expenses were approximately $57,104 for the quarter ended March 31, 2001.

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

     Segment reporting: The Company and its subsidiaries report information
     -----------------
     about operating segments and related disclosures about product and services, geographic areas and major customers in annual and interim consolidated financial statements under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

1.   Business and summary of significant accounting policies (continued)
     ------------------------------------------------------------------

     Net loss per common share: Net loss per common share is computed by
     -------------------------
     dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 18,603,622 for 2001 (13,381,500 for 2000).
     Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

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

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

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

     The results of operations of TEC-networks and Kadfield are included in the accompanying consolidated financial statements beginning October 1, 2000. The following pro forma summary presents consolidated financial position and results of operations as if TEC-networks and Kadfield had been acquired as of the beginning of Nova's 2000 fiscal year:

                               Three Months Ended March 31
                               ---------------------------
                                  2001             2000
                               ----------       ----------
      Net sales                $1,580,673       $1,133,632
      Net loss                   (624,806)        (291,876)
      Loss per common share        (.0336)          (.0218)

     The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of January 1, 2000 or which may be obtained in the future.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

4.   Investments
     -----------

     All of the Company's investments are considered by Management to be available-for-sale investments. The following is a summary of investment securities:

                                          March 31    December 31
                                            2001          2000
                                         ---------    -----------
          Corporate securities:
            Amortized cost               $ 497,757      $ 497,757
            Gross unrealized losses       (410,757)      (410,757)
                                         ---------      ---------
              Estimated fair value       $  87,000      $  87,000
                                         =========      =========

     The Company's available-for-sale investments consist of the following Corporate Securities:

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

      The value of the Company's investment in Legal Club was determined based upon the closing bid price of its common stock on December 31, 2000.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

5.   Equipment
     ----------

     Equipment consisted of the following:

                                              March 31     December 31
                                                2001          2000
                                             ----------    -----------

  Office furniture and equipment             $  491,586    $  443,181
  Computer software                             261,750       261,750
  Vehicle                                         7,400         7,400
  Marketing equipment                           192,467       192,467
  Leasehold improvements                        245,655       233,341
                                             ----------    ----------
                                              1,198,858     1,138,139
  Less accumulated depreciation                (383,417)     (334,581)
                                             ----------    ----------
   Equipment, net                            $  815,441    $  803,558
                                             ==========    ==========

6.   Long-term obligations
     ---------------------

     Long-term obligations consisted of the following:       March 31          December 31
                                                               2001               2000
                                                           -----------         -----------
  Note payable and accrued interest payable to PFK
   Development Group, secured by 337,500 shares
   of Legal Club stock, borrowings bear interest
   at 10% per annum, borrowings and accrued
   interest are due December 2002.                         $  623,891          $  608,878
  Other notes payable                                         195,561              93,813
  Capitalized lease obligations                               517,254             404,228
                                                           ----------          ----------
                                                            1,336,706           1,106,919

  Less principal due within one year                         (887,965)           (174,454)
                                                           ----------          ----------
    Long-term obligations                                  $  448,741          $  932,465
                                                           ==========          ==========

     Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to March 31, 2001:

   Years ending March 31:
   ----------------------
          2002                                                       $  165,856
          2003                                                          245,650
          2004                                                          117,350
          2005                                                          117,694
          2006                                                           46,489
                                                                     ----------
  Total minimum lease payment                                           693,039
  Less amount representing interest                                    (175,785)
                                                                     ----------
  Present value of minimum future lease payments                     $  517,254
                                                                     ==========

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

7.   Notes payable to related parties
     --------------------------------

     Notes payable to related parties consisted of the following:

                                                                       March 31                  December 31
                                                                         2001                       2000
                                                                       --------                  -----------
  Note payable to Palaut Management, Inc. in
   exchange for management consulting services,
   unsecured and non-interest bearing, due June 2003.
   Palaut Management, Inc. is controlled by close
   family members of a stockholder of Nova.                            $625,000                  $   625,000

  Note payable to a stockholder and officer of the
   Company, unsecured, non-interest bearing, and due
   on demand.  This individual has agreed not to
   demand repayment of the note before March 2002.                      336,699                      382,800
                                                                       --------                  -----------
       Notes payable to related parties                                $961,699                  $ 1,007,800
                                                                       ========                  ===========

8.   Commitments
     -----------

     The Company leases various facilities, equipment, and vehicles under non-cancelable operating lease agreements that expire between the years 2001 and 2005. Aggregate minimum future lease payments under these leases are approximately as follows:

        Years ending March 31:
        ----------------------
                2002                                                  $149,853
                2003                                                   152,240
                2004                                                   152,904
                2005                                                    82,226
                                                                      --------

        Total minimum lease payments                                  $537,223
                                                                      ========

Lease expense aggregated approximately $32,528 for the three months ended March 31, 2001.

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

10.  Income taxes
     ------------

     The components of the provision (benefit) for income taxes are as follows:

                                                        March 31    March 31
                                                          2001        2000
                                                        --------    --------

 Federal Income Tax refund                              $ (2,583)   $
 State of California                                                     800
                                                        --------    --------

   Currently provision (benefit)                        $ (2,583)   $    800
                                                        ========    ========

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

     Financial information by business segment is as follows:

                                                                Computer
                                                Business           and
                                Managerial    communication    electronic       Total
                                assistance       systems        equipment     segments
                                -----------   --------------   -----------   -----------
                                           Three Months Ended March 31, 2001
                                --------------------------------------------------------

      Revenues                   $     486       $1,237,206     $ 342,981    $1,580,673
      Loss from operations        (103,204)        (291,621)     (102,237)     (497,062)
      Identifiable assets          184,956        1,133,255       370,164     1,688,375
      Capital expenditures               -           58,469             -        58,469
      Depreciation and
       amortization                  1,262          150,331        14,814       166,407

                           NOVA COMMUNICATIONS LTD.

                  Notes to Consolidated Financial Statements
                                March 31, 2001

12.  Segment information (continued)
     -------------------------------


                                                                      Computer
                                                        Business         and
                                       Managerial    communication   electronic    Total
                                       assistance       systems      equipment    segments
                                       -----------   -------------   ----------   ---------
                                                  Three Months Ended March 31, 2000
                                       ----------------------------------------------------
Revenues                                 $  4,980     $          -   $        -   $  4,980
Loss from operations                      (72,281)               -            -    (72,281)
Identifiable assets                       387,719                -            -    387,719
Capital expenditures                            -                -            -          -
Depreciation                                1,250                -            -      1,250

     Reconciliation of the segment information to the consolidated balances for loss from operations, total assets, and depreciation and amortization are as follows:

                                    For The Three Months
                                       Ended March 31
                                   2001             2000
                                ----------        --------
Segment loss from operations    $ (497,062)       $(72,281)
Amortization of goodwill          (119,822)              -
                                ----------        --------
 Consolidated loss from
  operations                    $ (616,884)       $ (72,28
                                ==========        ========

                                 March 31         March 31
                                   2001             2000
                                ----------        --------
Segment identifiable assets     $1,688,375        $387,719
Goodwill, net                    2,991,174               -
                                ----------        --------
 Consolidated total assets      $4,679,549        $387,719
                                ==========        ========

                                    For The Three Months
                                       Ended March 31
                                   2001             2000
                                ----------        --------
Segment depreciation and
 amortization                   $   46,585        $  1,250
Amortization of goodwill           119,822               -
                                ----------        --------
 Consolidated depreciation
  and amortization              $  166,407           1,250
                                ==========        ========

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

     These results include the operations of the Company and its consolidated
subsidiaries for the three months ended March 31, 2001.   For the three months
ended March 31, 2000, the Company operated as a holding and investment company.

     Effective October 1, 2000 as discussed in Note 3 "Business Combinations" to the above financial statements, Nova acquired Communications 2000, Inc., dba TEC-networks ("TEC-networks") in a business combination accounted for as a
purchase.   Also effective October 1, 2000, TEC-networks acquired 100% of the outstanding common stock of Kadfield, Inc ("Kadfield") in a business combination accounted for as a purchase.

     As a result of these acquisitions, revenues and expenses have increased significantly in a comparison of operations for first quarter 2001 with first quarter 2000.

Net loss, comprehensive loss, net loss per common share and comprehensive loss per common share

     Net loss and comprehensive loss for the three months ended March 31, 2001 was $(624,806), a loss increase of $513,395 compared with a loss of $(111,411) for the same three months of 2000. As a result, net loss per share and comprehensive loss per share for the three months ended March 31, 2001 was $(.0336), a loss increase of $.0253 per share compared with a loss of $(.0083) for the same three months of 2000.

Revenues

     Net revenues for the three months ended March 31, 2001 were $1,580,673, an increase of $1,575,693 compared with $4,980 for the same three months of 2000. Net revenues increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

Cost of revenues and gross margin

     Cost of revenues for the three months ended March 31, 2001 was $1,112,037, or 70.4% of net revenues. Gross margin for the three months ended March 31, 2001 was $468,636, an increase of $463,656 compared with $4,980 for the same three months of 2000.

Operating expenses

     Operating expenses for the three months ended March 31, 2001 were $1,085,520, an increase of $1,008,259 compared with $77,261 for the same three months of 2000. Operating expenses increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

Other income (expenses)

     Net interest expense for the three months ended March 31, 2001 was $10,505 compared with $0 for the same three months of 2000. Net interest expense increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Loan fees were incurred in the three months ended March 31, 2000 from the borrowings under notes payable.


PART II.       OTHER INFORMATION

Item 5         Other Information
               None

Item 6         Exhibits And Reports On Form 8-K

(a)            Exhibits

Exhibit
Number         Description of Document

3(3)(i)(1)     First Colonial Ventures, Ltd. Articles of Incorporation - March
               25, 1985 (Incorporated by reference)

3(3)(i)(2)     First Colonial Ventures, Ltd. Amendment to Articles of
               Incorporation - August 12, 1985 (Incorporated by reference)

3(3)(i)(3)     First Colonial Ventures, Ltd. Amendment to Articles of
               Incorporation- September 3, 1985 (Incorporated by reference)

3(3)(i)(4)     First Colonial Ventures, Ltd. Amendment to Articles of
               Incorporation - February 3, 1992 (Incorporated by reference)

3(3)(ii)(1)    Bylaws  (Incorporated by reference)


(b) No reports on Form 8-K where filed during the period covered by this report.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


May 4, 2001


     /s/ Kenneth D. Owen
----------------------------
Kenneth D. Owen                   President and Director



May 4, 2001


     /s/ Leslie I. Handler
-------------------------------
Leslie I. Handler                 Assistant Secretary and Director



May 4, 2001


     /s/ Bryce Sherwood
----------------------------
Bryce Sherwood                    Director