Form 10QSB
period 2001-06-30
NOVA COMMUNICATIONS LTD
filed 2001-08-15
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports;) and (2) has been subject to such filing requirements for the past 90 Days: Yes / X / No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock: $.001 par value 21,734,872 shares outstanding at June 30, 2001.

Documents incorporated by reference:  Form S-8 filed June 8, 2001

Total sequentially numbered pages in this document: 22

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements June 30, 2001 (unaudited) and December 31, 2000 (audited)

         (a) Consolidated Balance Sheets, June 30, 2001 and December 31, 2000.

         (b) Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2001 and 2000.

         (c) Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2001 and 2000.

         (d) Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

         (e) Notes to Consolidated Financial Statements.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART II. OTHER INFORMATION

Item 5   Other Information

Item 6   Exhibits And Reports On Form 8-K

PART I.            FINANCIAL INFORMATION

Item 1             Financial Statements

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                            June 30            December 31
                                                                               2001                2000
                                                                         ----------------     ----------------
                                  ASSETS

Current assets:
   Cash                                                                  $             -      $       422,203
   Accounts receivables, less allowance for uncollectible accounts of
    $80.011 in 2001 and $96,737 in 2000                                          379,127              371,055
   Notes receivable                                                               59,750               85,632
   Inventories                                                                   276,403              237,115
   Prepaid expenses and deposits                                                 369,486               22,928
   Available-for-sale investments                                                 87,000               87,000
                                                                          --------------       --------------
       Total current assets                                                    1,171,766            1,225,933




Equipment, net                                                                   787,592              803,558




Other assets:
   Goodwill, less accumulated amortization of $360,497
    in 2001 and $124,357 in 2000                                               3,169,506            3,110,996
   Deposits                                                                       67,078                3,063
                                                                          --------------       --------------
       Total other assets                                                      3,236,584            3,114,059





                                                                         $     5,195,942      $     5,143,550
                                                                          ==============       ==============


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                     Consolidated Balance Sheets (continued)

                                                                            June 30            December 31
                                                                               2001                2000
                                                                         ----------------     ----------------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------

Current liabilities:
   Checks issued in excess of cash on hand                               $       157,363      $             -
   Accounts payable                                                            2,250,697            1,997,572
   Payable to related parties                                                     21,116               63,286
   Accrued payroll and payroll related liabilities                               267,739               76,272
   Customer deposits                                                             597,172              551,550
   Income taxes payable                                                                -                  800
   Other accrued liabilities                                                     341,653              244,995
   Long-term obligations, due within one year                                    978,978              174,454
                                                                          --------------       --------------
       Total current liabilities                                               4,614,718            3,108,929

Long-term obligations                                                            528,956              932,465

Notes payable to related parties                                                 906,726            1,007,800

Commitments

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000
    shares                                                                             -                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 21,734,872,shares in
    2001 and 18,603,622 shares in 2000                                            21,735               18,604
   Common stock to be issued                                                           0              371,953
   Additional paid-in capital                                                 12,808,767           11,842,912
   Retained deficit                                                          (13,274,203)         (11,728,356)
   Unrealized holding loss from available-for-sale
    investments                                                                 (410,757)            (410,757)
                                                                          --------------       --------------
       Total stockholders equity (deficit)                                      (854,458)              94,356
                                                                          ---------------      --------------

                                                                         $    5,195,942       $     5,143,550
                                                                          =============        ==============


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss




                                                             For The Six Months
                                                               Ended June 30
                                                             2001           2000
                                                         -----------    -----------
                                                       (Consolidated)
Revenues                                                 $3,169,752     $    12,261

Cost of revenues                                          2,425,288               -
                                                         -----------    -----------

Gross margin                                                744,464          12,261

Operating expenses:
   Selling                                                  255,503               -
   Operating                                              1,143,612               -
   General and administrative                               753,416         138,942
                                                         -----------    -----------
       Total operating expenses                           2,152,531         138,942
                                                         -----------    -----------

Loss from operations                                     (1,408,067)       (126,681)

Other income (expenses):
   Loan fees                                                      -         (76,600)
   Interest, net                                           (140,363)              -
                                                         -----------    -----------
       Total other income (expenses)                       (140,363)        (76,600)
                                                         -----------    -----------

Loss before provision (benefit) for income taxes         (1,548,430)       (203,281)

Provision (benefit) for income taxes                         (2,583)            800
                                                         -----------    -----------

Net loss                                                $(1,545,847)    $  (204,081)
                                                         ==========     ===========


Net loss per common share                               $    (.0797)    $    (.0151)
                                                         ==========     ===========

Net loss                                                $(1,545,847)    $  (204,081)

Unrealized holding gain (loss) on available-for-sale
 investments                                                      -               -
                                                         -----------    -----------

Comprehensive loss                                      $(1,545,847)    $  (204,081)
                                                        ===========     ===========


Comprehensive loss per common share                     $    (.0797)    $     (0151)
                                                        ===========     ===========


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss




                                                            For The Three Months
                                                                Ended June 30
                                                             2001           2000
                                                         -----------    -----------
                                                        (Consolidated)

Revenues                                                 $1,589,079     $     7,281

Cost of revenues                                          1,313,251               -
                                                         -----------    -----------

Gross margin                                                275,828           7,281

Operating expenses:
   Selling                                                  116,513               -
   Operating                                                567,142               -
   General and administrative                               383,356          61,681
                                                         -----------    -----------
       Total operating expenses                           1,067,011          61,681
                                                         -----------    -----------

Loss from operations                                       (791,183)        (54,400)

Other income (expenses):
   Loan fees                                                      -         (38,270)
   Interest, net                                           (129,858)              -
                                                         -----------    -----------
       Total other income (expenses)                       (129,858)        (38,270)
                                                         -----------    -----------

Loss before provision (benefit) for income taxes           (921,041)        (92,670)

Provision (benefit) for income taxes                              -               -
                                                         -----------    -----------

Net loss                                                 $ (921,041)    $   (92,670)
                                                         ===========    ===========


Net loss per common share                                $   (.0464)    $    (.0069)
                                                         ===========    ============

Net loss                                                 $ (921,041)    $   (92,670)

Unrealized holding gain (loss) on available-for-sale
  investments                                                     -               -
                                                         -----------    -----------

Comprehensive loss                                       $ (921,041)    $   (92,670)
                                                         ===========    ===========


Comprehensive loss per common share                      $   (.0464)    $     (0069)
                                                         ===========    ===========



                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                            Statements of Cash Flows
                                                                         For The Six Months
                                                                          Ended June 30
                                                                                       -
                                                                       2001               2000
                                                                  ---------------    --------------
                                                                  Consolidated)
Cash flows from operating activities:
   Net loss                                                           $(1,545,847)       $(204,081)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                        332,351            2,500
     Changes in assets and liabilities, net of effects of
      purchase of subsidiary:
       Receivables                                                         (8,072)               -
       Inventories                                                        (39,288)               -
       Prepaid expenses and deposits                                     (346,557)               -
       Investments                                                              -                -
       Checks issued in excess of cash on hand                            157,363                -
       Accounts payable                                                   253,125           35,559
       Accrued liabilities                                                290,777
                                                                          -------      ----------
                                                                          639,699           38,059
Cash flows from investing activities:
   Principal repayments on notes receivable                                25,882           30,304
   Deposits                                                               (64,015)               -
   Advances to Communications 2000, Inc.                                        -         (137,165)
   Capital expenditures                                                   (80,245)
   Increase in goodwill                                                  (294,650)               -
                                                                         --------         --------
                                                                         (413,028)        (106,861)
Cash flows from financing activities:
    Proceeds from notes payable                                           448,688          149,699
    Principal payments on capitalized lease obligations                   (47,673)               -
    Principal payments on notes payable to related parties               (101,074)          (2,765)
    Deferred loan fees                                                          -          123,210
    Issuance of common stock                                              503,150
    Additional paid-in-capital resulting from sale of
     common stock by subsidiary                                            93,882                -
                                                                         --------         --------
                                                                          896,973          270,144
                                                                         --------         --------
   Net decrease in cash                                                  (422,203)          (2,739)

   Cash at beginning of quarter                                           422,203            3,513
                                                                         --------         --------

   Cash at end of quarter                                            $          -        $     774
                                                                         ========         ========


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


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

         Basis of consolidation: The consolidated financial statements include the accounts of Nova and its subsidiaries, Communications 2000, Inc. and Kadfield, Inc. All intercompany accounts and transactions have been eliminated.

         As of June 30, 2001, the Company owned 46.68% of Communications 2000, Inc. (46.86% at December 31, 2000), and Communications 2000, Inc. owned 100% of Kadfield, Inc. These subsidiaries are consolidated because Management believes it exercises significant management influence over Communications 2000, Inc. and Kadfield, Inc.

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of June 30, 2001 and for the six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         Cash and cash concentrations: For purposes of the statement of cash flows, the Company and its subsidiaries consider cash equivalents to be highly liquid instruments with original due dates within three months of the date purchased.

         The Company and its subsidiaries place their cash in financial institutions and, at various times throughout the year, cash held in these accounts has exceeded Federal Deposit Insurance Corporation limits. Neither the Company nor its subsidiaries have experienced any losses as a result of these cash concentrations.

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


1.       Business and summary of significant accounting policies (continued)
         ------------------------------------------------------------------

         Equipment: Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from five to fifteen years.

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

         Goodwill: Goodwill represents the excess purchase price over the estimated fair value of the net assets of its subsidiaries. Amortization is computed using the straight-line method over seven years.

         Impairment of long-lived assets: The Company and its subsidiaries assess the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of June 30, 2001 or December 31, 2000.

         Revenue recognition: Revenue from Nova's managerial assistance services is recognized when services are rendered.

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

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


1.       Business and summary of significant accounting policies (continued)
         ------------------------------------------------------------------

         Stock based compensation: The Company and its subsidiaries account for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

         Advertising: The Company and its subsidiaries expense the cost of advertising as incurred as selling expenses. Advertising expenses were approximately $116,790 for the six months ended June 30, 2001.

         Reporting comprehensive income: The Company and its subsidiaries report and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that result from recognized transactions and other economic events other than transactions with owners.

         Income taxes: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries provide a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company or its subsidiaries will not realize tax assets through future operations.

         Segment reporting: The Company and its subsidiaries report information about operating segments and related disclosures about product and services, geographic areas and major customers in annual and interim consolidated financial statements under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


1.       Business and summary of significant accounting policies (continued)
         ------------------------------------------------------------------

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 19,401,527 for 2001 (13,496,182 for 2000). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

         Concentration risk: The Company grants credit to customers primarily in the states of California and Florida. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.

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

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


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

         The results of operations of TEC-networks and Kadfield are included in the accompanying consolidated financial statements beginning October 1, 2000. The following pro forma summary presents consolidated financial position and results of operations as if TEC-networks and Kadfield had been acquired as of the beginning of Nova's 2000 fiscal year:
                                                Six Months Ended June 30
                                           -----------------------------------
                                                 2001              2000
                                           -----------------  ----------------
           Net sales                        $    3,169,752     $    2,067,757
           Net loss                             (1,545,847)         (893,073)
           Loss per common share                    (.0797)           (.0662)

                                               Three Months Ended June 30
                                           -----------------------------------
                                                 2001              2000
                                           -----------------  ----------------
           Net sales                        $    1,589,079     $      934,126
           Net loss                               (921,041)         (601,197)
           Loss per common share                    (.0464)           (.0445)

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of January 1, 2000 or which may be obtained in the future.

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


4.       Investments
         -----------

         All of the Company's investments are considered by Management to be available-for-sale investments. The following is a summary of investment securities:

                                                    June 30       December 31
                                                     2001            2000
                                                  -----------     -----------
                  Corporate securities:
                      Amortized cost             $   497,757     $   497,757
                      Gross unrealized losses       (410,757)       (410,757)
                                                  -----------     -----------
                         Estimated fair value    $    87,000     $    87,000
                                                  ==========      ===========

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

           Legal Club: In March 1996, the Company acquired an interest in Legal Club, which was incorporated under the laws of the State of Florida. Legal Club started a new nationwide membership organization providing access to attorney services at discounted rates. In September 1998, Legal Club became a publicly traded company.

           The value of the Company's investment in Legal Club was determined based upon the closing bid price of its common stock on December 31, 2000.

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


5.       Equipment
         ---------

         Equipment consisted of the following:
                                                                                 June 30       December 31
                                                                                   2001            2000
                                                                                ------------   ------------
           Office furniture and equipment                                       $    498,450   $    443,181
           Computer software                                                         261,750        261,750
           Vehicle                                                                     7,400          7,400
           Marketing equipment                                                       192,467        192,467
           Leasehold improvements                                                    260,568        233,341
                                                                                ------------   ------------
                                                                                   1,220,635      1,138,139
           Less accumulated depreciation                                            (433,043)      (334,581)
                                                                                ------------   ------------

              Equipment, net                                                    $    787,592   $    803,558
                                                                                ============   ============

6.       Long-term obligations
         Long-term obligations consisted of the following:                         June 30     December 31
                                                                                     2001            2000
                                                                                ------------   ------------
           Note payable and accrued interest payable to PFK Development Group, secured by 337,500 shares of Legal Club stock, borrowings bear interest at 10% per annum, borrowings and
             accrued interest are due December 2002.                            $    639,891    $   608,878
           Other notes payable                                                       216,011         93,813
           Capitalized lease obligations                                             652,032        404,228
                                                                                ------------   ------------
                                                                                   1,507,934      1,106,919

           Less principal due within one year                                       (978,978)      (174,454)
                                                                                ------------   ------------
              Long-term obligations                                             $    528,956    $   932,465
                                                                                ============     ==========

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to June 30, 2001:

            Years ending June 30:
            --------------------
                        2002                                   $    245,933
                        2003                                        285,373
                        2004                                        175,885
                        2005                                        129,469
                        2006                                         41,667
                                                                -----------
           Total minimum lease payment                              878,327
            Less amount representing interest                      (228,896)
                                                                -----------
            Present value of minimum future lease payments     $    649,431
                                                                ===========

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


7.       Notes payable to related parties
         --------------------------------

         Notes payable to related parties consisted of the following:
                                                                                 June 30    December 31
                                                                                     2001            2000
                                                                                --------------   --------------
           Note payable to Palaut Management, Inc. in exchange for
             management consulting services, unsecured and non-interest bearing, due June 2003.  Palaut Management, Inc. is controlled
             by close family members of a stockholder of Nova.                  $     625,000    $    625,000

            Note payable to a stockholder and officer of the Company,
             unsecured, non-interest bearing, and due on demand.  This
             individual has agreed not to
             demand repayment of the note before March 2002.                          281,726         382,800
                                                                                --------------   --------------
              Notes payable to related parties                                  $     906,726    $  1,007,800
                                                                                ==============   ==============

8.       Commitments
         -----------

         The Company leases various facilities, equipment, and vehicles under non-cancelable operating lease agreements that expire between the years 2001 and 2005. Aggregate minimum future lease payments under these leases are approximately as follows:

             Years ending June 30:
                           2002                     $   151,858
                           2003                         138,119
                           2004                         130,564
                           2005                          43,240
                                                     ----------

             Total minimum lease payments           $   463,781
                                                     ==========

         Lease expense aggregated approximately $62,156 for the six months ended June 30, 2001.

9.       Common stock
         ------------

         In January 2001, the Board of Directors authorized the issuance of an aggregate of 400,000 shares of common stock of the Company in exchange for an extension in the maturity of a note payable. Management of the Company valued the shares issued at $.12 per share, the closing bid price of the Company's common stock at the date of issuance. The Company recorded interest expense totaling $48,000 as a result of this grant.

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


9.       Common stock (continued)
         ------------------------

         In April 2001, the Board of Directors authorized the issuance of an aggregate of 365,000 shares of common stock of the Company as an incentive for various key employees of Communications 2000. Management of the Company valued the shares issued at $.16 per share, the closing bid price of the Company's common stock at the date of issuance. The Company recorded additional goodwill totaling $58,400 as a result of these grants.

         In May 2001, the Board of Directors authorized the issuance of an aggregate of 85,000 shares of common stock of the Company in exchange for future investment banking and fundraising services. Management of the Company valued the shares issued at $.30 per share, the closing bid price of the Company's common stock at the date of issuance. The Company recorded prepaid expense totaling $25,500 at June 30, 2001 as a result of these grants.

         In June 2001, the Board of Directors authorized the issuance of an aggregate of 375,000 shares of common stock of the Company in exchange for future investment banking and fundraising services. Management of the Company valued the shares issued at $.36 per share, the closing bid price of the Company's common stock at the date of issuance. The Company recorded prepaid expense totaling $135,000 at June 30, 2001 as a result of this grant.

         In June 2001, the Board of Directors authorized the issuance of an aggregate of 656,250 shares of common stock of the Company in settlement of claims by a former employee of Communications 2000. Management of the Company valued the shares issued at $.36 per share, the closing bid price of the Company's common stock at the date of issuance. The Company recorded additional goodwill totaling $236,250 at June 30, 2001 as a result of this grant.

         In June 2001, the Company issued 1,250,000 shares of its common stock that was previously recorded as Common stock to be issued.

10.      Income taxes
         The components of the provision for income taxes are as follows:

                                                  June 30        June 30
                                                     2001            2000
                                                  ----------     ----------

           State of California                    $       -      $     800

           U.S. Treasury                             (2,583)             -
                                                  ----------     ----------

              Current provision                   $  (2,583)     $     800
                                                  ==========     ==========

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


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

         Financial information by business segment is as follows:

                                                                        Computer
                                                       Business            and
                                    Managerial       communication     electronic          Total
                                    assistance          systems         equipment        segments
                                    ------------  -----------------   -------------  --------------
                                                    Six Months Ended June 30, 2001
                                    ------------  -----------------   -------------  --------------
           Revenues                 $      6,145    $   2,088,312       $1,075,295   $   3,169,752
           Loss from operations         (226,930)        (974,278)        (111,999)     (1,313,207)
           Identifiable assets           335,261        1,295,841          395,334       2,026,436
           Capital expenditures            1,970           78,275                -          80,245
           Depreciation and
              amortization                 2,525          300,200           29,626         332,351

                                                                        Computer
                                                       Business            and
                                    Managerial       communication     electronic          Total
                                    assistance          systems         equipment        segments
                                    ------------  -----------------   -------------  --------------
                                                    Six Months Ended June 30, 2000
                                    ------------  -----------------   -------------  --------------
           Revenues                 $     12,261    $           -      $         -   $      12,261
           Loss from operations         (204,081)               -                -        (204,081)
           Identifiable assets           509,913                -                -         509,913
           Capital expenditures                -                -                -               -
           Depreciation                    2,500                -                -           2,500

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001


12.      Segment information (continued)
         -------------------------------

         Reconciliation of the segment information to the consolidated balances for loss from operations, total assets, and depreciation and amortization are as follows:

                                                               For The Six Months
                                                                  Ended June 30
                                                              2001              2000
                                                          ------------      ------------
           Segment loss from operations                   $ (1,313,207)     $   (204,081)
           Amortization of goodwill                           (232,640)                -
                                                          ------------      ------------
              Consolidated loss from operations             (1,545,847)     $   (204,081)
                                                          ============       ============


                                                            June 30           June 30
                                                              2001              2000
                                                          ------------      ------------
           Segment identifiable assets                    $  2,026,436      $    509,913
           Goodwill, net                                     3,169,506                 -
                                                          ------------      ------------
              Consolidated total assets                   $  5,195,942      $    509,913
                                                          ============      ============


                                                               For The Six Months
                                                                  Ended June 30
                                                              2001               2000
                                                          ------------      ------------

           Segment depreciation and amortization          $     99,711      $      2,500
           Amortization of goodwill                            232,640                 -
                                                          ------------      ------------
              Consolidated depreciation and amortization  $    332,351      $      2,500
                                                          ============      ============

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These results include the operations of the Company and its consolidated subsidiaries for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company operated as a holding and investment company.

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

         As a result of these acquisitions, revenues and expenses have increased significantly in a comparison of operations for first half 2001 with first half 2000.

Net loss, comprehensive loss, net loss per common share and comprehensive loss per common share

         Net loss and comprehensive loss for the six months ended June 30, 2001 was $(1,545,847), a loss increase of $1,341,766 compared with a loss of $(204,081) for the same six months of 2000. As a result, net loss per share and comprehensive loss per share for the six months ended June 30, 2001 was $(.0797), a loss increase of $.0646 per share compared with a loss of $(.0151) for the same six months of 2000.

         Net loss and comprehensive loss for the three months ended June 30, 2001 was $(921,041), a loss increase of $828,371 compared with a loss of $(92,670) for the same three months of 2000. As a result, net loss per share and comprehensive loss per share for the three months ended June 30, 2001 was $(.0464), a loss increase of $.0395 per share compared with a loss of $(.0069) for the same three months of 2000.

Revenues

         Net revenues for the six months ended June 30, 2001 were $3,169,752, an increase of $3,157,491 compared with $12,261 for the same six months of 2000. Net revenues increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

         Net revenues for the three months ended June 30, 2001 were $1,589,079, an increase of $1,581,798 compared with $7,281 for the same three months of 2000. Net revenues increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

Cost of revenues and gross margin

         Cost of revenues for the six months ended June 30, 2001 was $2,425,288, or 76.5% of net revenues. Gross margin for the six months ended June 30, 2001 was $744,464, an increase of $732,203 compared with $12,261 for the same six months of 2000.

         Cost of revenues for the three months ended June 30, 2001 was $1,313,251, or 82.6% of net revenues. Gross margin for the three months ended June 30, 2001 was $275,828, an increase of $268,547 compared with $7,281 for the same three months of 2000.

Operating expenses

         Operating expenses for the six months ended June 30, 2001 were $2,152,531, an increase of $2,013,589 compared with $138,942 for the same six months of 2000. Operating expenses increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

         Operating expenses for the three months ended June 30, 2001 were $1,067,011, an increase of $1,005,330 compared with $61,681 for the same three months of 2000. Operating expenses increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

Other income (expenses)

         Net interest expense for the six months ended June 30, 2001 was $140,363 compared with $0 for the same six months of 2000. Net interest expense increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Loan fees were incurred in the six months ended June 30, 2000 from the borrowings under notes payable.

         Net interest expense for the three months ended June 30, 2001 was $129,858 compared with $0 for the same three months of 2000. Net interest expense increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Loan fees were incurred in the three months ended June 30, 2000 from the borrowings under notes payable.

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

(a)      Exhibits

Exhibit
Number   Description of Document

3(3)(i)(1)        First Colonial Ventures, Ltd. Articles of Incorporation -
                  March 25, 1985 (Incorporated by reference)

3(3)(i)(2)        First Colonial Ventures, Ltd. Amendment to Articles of
                  Incorporation - August 12, 1985 (Incorporated by reference)

3(3)(i)(3)        First Colonial Ventures, Ltd. Amendment to Articles of
                  Incorporation -September 3, 1985 (Incorporated by reference)

3(3)(i)(4)        First Colonial Ventures, Ltd. Amendment to Articles of
                  Incorporation -February 3, 1992 (Incorporated by reference)

3(3)(ii)(1)       Bylaws   (Incorporated by reference)


(b) No reports on Form 8-K where filed during the period covered by this report.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


August 14, 2001


/s/Kenneth D. Owen
--------------------
Kenneth D. Owen                             President and Director



August 14, 2001


/s/Leslie I. Handler
--------------------
Leslie I. Handler                           Assistant Secretary and Director