Form 10QSB
period 2001-09-30
NOVA COMMUNICATIONS LTD
filed 2001-11-14
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

Common stock: $.001 par value 21,734,872 shares outstanding at September 30, 2001.

Documents incorporated by reference:  Form S-8 filed June 8, 2001

Total sequentially numbered pages in this document: 25

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.            FINANCIAL INFORMATION

Item 1 Financial Statements September 30, 2001 (unaudited) and December 31, 2000 (audited)

         (a) Consolidated Balance Sheets, September 30, 2001 and December 31, 2000.

         (b) Statements of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2001 and 2000.

         (c) Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2001 and 2000.

         (d) Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000.

         (e)  Notes to Consolidated Financial Statements.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART II. OTHER INFORMATION

Item 5   Other Information

Item 6   Exhibits And Reports On Form 8-K

PART I.            FINANCIAL INFORMATION

Item 1             Financial Statements

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                         September 30          December 31
                                                                               2001                2000
                                                                         ----------------     ----------------
                                  ASSETS

Current assets:
   Cash                                                                  $             -      $       422,203
   Accounts receivables, less allowance for uncollectible accounts of
    $100,248 in 2001 and $96,737 in 2000                                         298,534              371,055
   Notes receivable                                                               41,636               85,632
   Inventories                                                                   362,784              237,115
   Prepaid expenses and deposits                                                 170,910               22,928
   Available-for-sale investments                                                 32,625               87,000
                                                                          --------------       --------------
       Total current assets                                                      906,489            1,225,933

Equipment, net                                                                   757,452              803,558

Other assets:
   Goodwill                                                                    3,029,040            3,110,996
   Deposits                                                                       67,078                3,063
                                                                          --------------       --------------
       Total other assets                                                      3,096,118            3,114,059





                                                                         $     4,760,059      $     5,143,550
                                                                          ==============       ==============

                             See accompanying notes.



                            NOVA COMMUNICATIONS LTD.

                     Consolidated Balance Sheets (continued)
                             See accompanying notes.
                                        4

                                                                          September 30         December 31
                                                                               2001                2000
                                                                         ----------------     ----------------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------

Current liabilities:
   Checks issued in excess of cash on hand                               $        99,601      $             -
   Accounts payable                                                            2,804,448            1,997,572
   Payable to related parties                                                     15,000               63,286
   Accrued payroll and payroll related liabilities                               507,247               76,272
   Customer deposits                                                             635,416              551,550
   Income taxes payable                                                                -                  800
   Other accrued liabilities                                                     243,020              244,995
   Long-term obligations, due within one year                                  1,040,822              174,454
                                                                          --------------       --------------
       Total current liabilities                                               5,345,554            3,108,929

Long-term obligations                                                            590,392              932,465

Notes payable to related parties                                                 857,204            1,007,800

Commitments

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000 shares                         -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 21,734,872 shares in 2001 and 18,603,622 shares in
    2000                                                                          21,735               18,604
   Common stock to be issued                                                           0              371,953
   Additional paid-in capital                                                 12,808,767           11,842,912
   Retained deficit                                                          (14,398,461)         (11,728,356)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (410,757)
                                                                          --------------       --------------
       Total stockholders equity (deficit)                                    (2,033,091)              94,356
                                                                          ---------------      --------------

                                                                         $    4,760,059       $     5,143,550
                                                                          =============        ==============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss



                                                           For The Nine Months
                                                           Ended September 30
                                                                             -
                                                           2001              2000
                                                      ---------------   -------------
                                                      (Consolidated)

Revenues                                                  $4,986,062         $36,898

Cost of revenues                                           3,957,481               -
                                                      --------------       ---------

Gross margin                                               1,028,581          36,898

Operating expenses:
   Selling                                                   472,300               -
   Operating                                               1,704,906               -
   General and administrative                              1,356,760         256,997
                                                          ----------      ----------
       Total operating expenses                            3,533,966         256,997
                                                           ---------         -------

Loss from operations                                      (2,505,385)       (220,099)

Other income (expenses):
   Loan fees                                                       -         (96,797)
   Interest, net                                            (167,764)              -
                                                            --------     -----------
       Total other income (expenses)                        (167,764)        (96,797)
                                                            --------     ------------

Loss before provision (benefit) for income taxes          (2,673,149)       (316,896)

Provision (benefit) for income taxes                          (3,045)            800
                                                      ---------------    -----------

Net loss                                             $    (2,670,104)   $   (317,696)
                                                      ==============     ===========


Net loss per common share                            $        (.1285)   $     (.0219)
                                                      ==============     ============

Net loss                                             $    (2,670,104)   $   (317,696)

Unrealized holding gain (loss) on available-for-sale
investments                                                  (54,375)              -
                                                      ---------------    -----------

Comprehensive loss                                   $    (2,724,479)   $  (317,696)
                                                      ==============     ===========


Comprehensive loss per common share                  $        (.1311)   $    (.0219)
                                                      ==============     ===========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss


                                                        For The Three Months
                                                         Ended September 30
                                                                           -
                                                           2001              2000
                                                        -------------   -------------
                                                        (Consolidated)

Revenues                                                  $1,816,310         $24,637

Cost of revenues                                           1,532,193               -
                                                        -------------   -------------

Gross margin                                                 284,117          24,637

Operating expenses:
   Selling                                                   216,797               -
   Operating                                                 561,294               -
   General and administrative                                603,344         118,055
                                                        -------------   -------------
       Total operating expenses                            1,381,435         118,055
                                                        -------------   -------------

Loss from operations                                      (1,097,318)        (93,418)

Other income (expenses):
   Loan fees                                                       -         (20,197)
   Interest, net                                             (27,401)              -
                                                        -------------   -------------
       Total other income (expenses)                         (27,401)        (20,197)
                                                        -------------   -------------

Loss before provision (benefit) for income taxes          (1,124,719)       (113,615)

Provision (benefit) for income taxes                            (462)              -
                                                        -------------   -------------

Net loss                                               $  (1,124,257)   $   (113,615)
                                                        ============     ============


Net loss per common share                              $      (.0517)   $     (.0069)
                                                        ============     ============

Net loss                                               $  (1,124,257)   $   (113,615)

Unrealized holding gain (loss) on available-for-sale
investments                                                  (54,375)              -
                                                        -------------   -------------

Comprehensive loss                                     $  (1,178,632)   $  (113,615)
                                                        ============     ============


Comprehensive loss per common share                  $        (.0542)   $    (.0069)
                                                      ==============     ===========


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                            Statements of Cash Flows
                                                                                    For The Nine Months
                                                                                    Ended September 30
                                                                                                      -
                                                                                  2001               2000
                                                                             ---------------    --------------
                                                                            (Consolidated)

Cash flows from operating activities:
   Net loss                                                                  $    (2,670,104)    $   (317,696)

   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   524,718            3,750
     Changes in assets and liabilities, net of effects of purchase of subsidiary:
       Receivables                                                                    72,521                -
       Inventories                                                                  (125,669)               -
       Prepaid expenses and deposits                                                (147,982)               -
       Checks issued in excess of cash on hand                                        99,601                -
       Accounts payable                                                              806,876          255,465
       Accrued liabilities                                                           463,780
                                                                                     -------      ----------
       -
                                                                                   1,693,845          259,215
Cash flows from investing activities:
   Principal repayments on notes receivable                                           43,996           43,181
   Deposits                                                                          (64,015)               -
   Advances to Communications 2000, Inc.                                                   -         (432,323)
   Capital expenditures                                                             (102,006)          (1,276)
   Increase in goodwill                                                             (294,650)               -
                                                                                    --------      -----------
                                                                                    (416,675)        (390,418)
Cash flows from financing activities:
    Proceeds from notes payable and capitalized leases                               655,135          445,782
    Principal payments on notes payable and capitalized lease obligations                           (130,840)
     -
    Principal payments on notes payable to related parties                          (150,596)               -
    Issuance of common stock                                                         503,150                -
    Additional paid-in-capital resulting from sale of
     common stock by subsidiary                                                       93,882                -
                                                                                      ------      -----------
                                                                                     970,731          445,782
                                                                                     -------      -----------
   Net decrease in cash                                                             (422,203)          (3,117)

   Cash at beginning of quarter                                                      422,203            3,513
                                                                                     -------      -----------

   Cash at end of quarter                                                      $           -     $        396

                                                                                    ========      ===========


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                   Notes to Consolidated Financial Statements
                               September 30, 2001

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

         As of September 30, 2001, the Company owned 46.68% of Communications 2000, Inc. (46.86% at December 31, 2000), and Communications 2000, Inc. owned 100% of Kadfield, Inc. These subsidiaries are consolidated because Management believes it exercises significant management influence over Communications 2000, Inc. and Kadfield, Inc.

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of September 30, 2001 and for the nine months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

         Impairment of long-lived assets: The Company and its subsidiaries assess the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there is no impairment of long-lived assets as of September 30, 2001 or December 31, 2000.

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

         Advertising: The Company and its subsidiaries expense the cost of advertising and marketing as incurred as selling expenses. Advertising and marketing expenses were approximately $354,749 for the nine months ended September 30, 2001.

         Reporting comprehensive income: The Company and its subsidiaries report and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that result from recognized transactions and other economic events other than transactions with owners.

         Income taxes: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries provide a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company or its subsidiaries will not realize tax assets through future operations. The Company has received and recorded $3,045 in income tax refunds for the nine months ended September 30, 2001.

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

1.       Business and summary of significant accounting policies (continued)
         ------------------------------------------------------------------

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 20,779,877 for 2001 (14,481,702 for 2000). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

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

         The results of operations of TEC-networks and Kadfield are included in the accompanying consolidated financial statements beginning October 1, 2000. The following pro forma summary presents consolidated financial position and results of operations as if TEC-networks and Kadfield had been acquired as of the beginning of Nova's 2000 fiscal year:
                                        Nine Months Ended Sept. 30
                                       -----------------------------------
                                             2001              2000
                                       -----------------  ----------------
           Net sales                    $    4,986,062     $    3,019,240
           Net loss                         (2,670,104)        (2,842,991)
           Loss per common share                (.1285)            (.1963)

                                       Three Months Ended Sept. 30
                                       -----------------------------------
                                             2001              2000
                                       -----------------  ----------------
           Net sales                    $    1,816,310     $      951,483
           Net loss                         (1,124,257)        (1,949,918)
           Loss per common share                (.0517)            (.1186)

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of January 1, 2000 or which may be obtained in the future.

4.       Investments
         All of the Company's investments are considered by Management to be available-for-sale investments. The following is a summary of investment securities:

                                                   Sept. 30    December 31
                                                     2001            2000
                                                 -------------   -------------
              Corporate securities:
                  Amortized cost                 $   497,757     $   497,757
                  Gross unrealized losses           (465,132)       (410,757)
                                                  -----------     -----------
                     Estimated fair value        $    32,625     $    87,000
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

           The value of the Company's 362,500-share investment in Legal Club was determined based upon the closing bid price of its common stock on September 28, 2001 and December 31, 2000.

5.       Equipment

         Equipment consisted of the following:
                                                               Sept. 30         December 31
                                                                  2001             2000
                                                              ------------      ------------
           Office furniture and equipment                    $     503,031     $     443,181
           Computer software                                       261,750           261,750
           Vehicle                                                   7,400             7,400
           Marketing equipment                                     209,646           192,467
           Leasehold improvements                                  260,568           233,341
                                                              ------------      ------------
                                                                 1,242,395         1,138,139
           Less accumulated depreciation                          (484,943)
                                                              ------------      ------------
           (334,581)
              Equipment, net                                 $     757,452     $     803,558
                                                              ============      ============

6.       Long-term obligations
         Long-term obligations consisted of the following:       Sept. 30       December 31
                                                                   2001             2000
                                                              ------------      ------------

           Note payable and accrued interest payable to PFK
           Development Group, secured by 337,500 shares of
           Legal Club stock, borrowings bear interest at 10%
           per annum, borrowings and accrued interest are
           due December 2002.                                $     656,891     $     608,878
           Other notes payable                                     219,532            93,813
           Capitalized lease obligations                           754,791           404,228

                                                                 1,631,214         1,106,919

           Less principal due within one year                   (1,040,822)         (174,454)
                                                              ------------      ------------
              Long-term obligations                           $    590,392     $     932,465
                                                              ============      ============

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to September 30, 2001:
            Years ending September 30:
                        2002                                   $   293,984
                        2003                                       308,471
                        2004                                       208,549
                        2005                                       149,743
                        2006                                        49,073
                                                                -----------
           Total minimum lease payment                           1,009,820
            Less amount representing interest                     (261,262)
                                                                -----------
            Present value of minimum future lease payments     $    748,558
                                                                ===========

7.       Notes payable to related parties

         Notes payable to related parties consisted of the following:
                                                                                  Sept. 30          Dec. 31
                                                                                     2001            2000
                                                                                --------------   -----------
           Note payable to Palaut Management, Inc. in exchange for
             management consulting services, unsecured and non-interest bearing, due June 2003.  Palaut Management, Inc. is controlled
             by close family members of a stockholder of Nova.                  $     625,000   $    625,000

            Note payable to a stockholder and officer of the Company,
             unsecured, non-interest bearing, and due on demand.  This
             individual has agreed not to
             demand repayment of the note before March 2002.                          232,204        382,800
                                                                                 ------------     ----------
              Notes payable to related parties                                  $     857,204     $1,007,800
                                                                                 ============      =========

8.       Commitments

         The Company leases various facilities, equipment, and vehicles under non-cancelable operating lease agreements that expire between the years 2001 and 2005. Aggregate minimum future lease payments under these leases are approximately as follows:

             Years ending September 30:
                           2002                         $   183,100
                           2003                             170,674
                           2004                             154,056
                           2005                              52,798
                                                         ----------

             Total minimum lease payments               $   560,628
                                                         ==========

         Lease expense aggregated approximately $125,042 for the nine months ended September 30, 2001.

9.       Common stock

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

         In May 2001, the Board of Directors authorized the issuance of an aggregate of 85,000 shares of common stock of the Company in exchange for future investment banking and fundraising services. Management of the Company valued the shares issued at $.30 per share, the closing bid price of the Company's common stock at the date of issuance. The Company recorded prepaid expense totaling $25,500 at June 30, 2001 as a result of these grants. These expenses were subsequently charged against earnings as administrative expenses during the three months ended September 30, 2001.

         In June 2001, the Board of Directors authorized the issuance of an aggregate of 375,000 shares of common stock of the Company in exchange for future investment banking and fundraising services. Management of the Company valued the shares issued at $.36 per share, the closing bid price of the Company's common stock at the date of issuance. The Company recorded prepaid expense totaling $135,000 at June 30, 2001 as a result of this grant. These expenses were subsequently charged against earnings as administrative expenses during the three months ended September 30, 2001.

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

         In June 2001, the Company issued 1,250,000 shares of its common stock that was previously recorded as Common stock to be issued as of December 31, 2000. This includes 1,000,000 shares exchanged for 1,000,000 shares of Communications 2000, Inc. and 250,000 shares issued in exchange for long-term obligations of the Company.

10.      Income taxes
         The components of the provision for income taxes are as follows:

                                             Sept. 30         Sept. 30
                                                2001            2000
                                             ----------       -------

           State of California               $      -         $  800

           U.S. Treasury                       (3,045)             -
                                               -------        -------

              Current provision              $ (3,045)        $  800
                                               =======        =======

11.      Other related party transactions

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

         Financial information by business segment is as follows:

                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment        segments
                                             -------------  -----------------   -------------  --------------
                                                           Nine Months Ended September 30, 2001
                                             -------------  -----------------   -------------  --------------
           Revenues                           $      3,252    $   2,859,462       $2,123,348   $   4,986,062
           Loss from operations                   (471,892)      (1,501,694)        (323,413)     (2,296,999)
           Identifiable assets                      99,040        1,251,890          380,089       1,731,019
           Capital expenditures                          -          102,006                -         102,006
           Depreciation and
              amortization                           3,788          106,303           41,522         151,613

                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment        segments
                                            --------------  -----------------   -------------  --------------
                                                           Nine Months Ended September 30, 2000
                                             -------------  -----------------   -------------  --------------
           Revenues                           $     36,898    $           -      $         -   $      36,898
           Loss from operations                   (317,696)               -                -        (317,696)
           Identifiable assets                     791,842                -                -         791,842
           Capital expenditures                          -                -                -               -
           Depreciation                              3,750                -                -           3,750

         Reconciliation of the segment information to the consolidated balances for loss from operations, total assets, and depreciation and amortization are as follows:

                                                              For The Nine Months
                                                              Ended September 30
                                                                                -
                                                              2001               2000
                                                         ------------      -------------
           Segment loss from operations                  $ (2,296,999)     $   (317,696)
           Amortization of goodwill                          (373,105)                -
                                                         ------------      -------------
              Consolidated loss from operations          $ (2,670,104)     $   (317,696)
                                                         ============      =============

                                                           Sept. 30         Sept. 30
                                                              2001             2000
                                                         ------------      -------------
           Segment identifiable assets                   $  1,731,019      $     791,842
           Goodwill, net                                    3,029,040                  -
                                                         ------------      -------------
              Consolidated total assets                  $  4,760,059      $     791,842
                                                         ============      =============


                                                              For The Nine Months
                                                               Ended September 30
                                                                                 -
                                                              2001               2000
                                                         ---------------    --------------

           Segment depreciation and amortization         $     151,613     $       3,750
           Amortization of goodwill                            373,105                 -
                                                          ------------      ------------
              Consolidated depreciation and amortization $     524,718     $       3,750
                                                          ============      ============

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These results include the operations of the Company and its consolidated subsidiaries for the nine months ended September 30, 2001. For the nine months ended June 30, 2000, the Company operated as a holding and investment company.

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

         As a result of these acquisitions, revenues and expenses have increased significantly in a comparison of operations for first nine months 2001 with first nine months 2000.

Net loss, comprehensive loss, net loss per common share and comprehensive loss per common share

         These losses include the operations of the Company and its consolidated subsidiaries for the nine months ended September 30, 2001. For the nine months ended June 30, 2000, the Company operated as a holding and investment company.

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

         As a result of these acquisitions, revenues and expenses have increased significantly in a comparison of operations for first nine months 2001 with first nine months 2000.

         Net loss for the nine months ended September 30, 2001 was $(2,670,104), a loss increase of $2,352,408 compared with a loss of $(317,696) for the same nine months of 2000. As a result, net loss per share for the nine months ended September 30, 2001 was $(.1285), a loss increase of $.1066 per share compared with a loss of $(.0219) for the same nine months of 2000.

         Comprehensive loss for the nine months ended September 30, 2001 was $(2,724,479), a loss increase of $2,406,783 compared with a loss of $(317,696) for the same nine months of 2000. As a result, comprehensive loss per share for the nine months ended September 30, 2001 was $(.1311), a loss increase of $.1092 per share compared with a loss of $(.0219) for the same nine months of 2000.

         Net loss for the three months ended September 30, 2001 was $(1,124,257), a loss increase of $1,010,642 compared with a loss of $(113,615) for the same three months of 2000. As a result, net loss per share for the three months ended September 30, 2001 was $(.0517), a loss increase of $.0448 per share compared with a loss of $(.0069) for the same three months of 2000.

         Comprehensive loss for the three months ended September 30, 2001 was $(1,178,632), a loss increase of $1,065,017 compared with a loss of $(113,615) for the same three months of 2000. As a result, net loss per share for the three months ended September 30, 2001 was $(.0542), a loss increase of $.0473 per share compared with a loss of $(.0069) for the same three months of 2000.

Revenues

         Revenues include the operations of the Company and its consolidated subsidiaries for the nine months ended September 30, 2001. For the nine months ended June 30, 2000, the Company operated as a holding and investment company.

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

         As a result of these acquisitions, revenues have increased significantly in a comparison of operations for first nine months 2001 with first nine months 2000.

         Net revenues for the nine months ended September 30, 2001 were $4,986,062, an increase of $4,949,164 compared with $36,898 for the same nine months of 2000. Net revenues increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

         Net revenues for the three months ended September 30, 2001 were $1,816,310, an increase of $1,791,673 compared with $24,637 for the same three months of 2000. Net revenues increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

Cost of revenues and gross margin

         Cost of revenues and gross margin include the operations of the Company and its consolidated subsidiaries for the nine months ended September 30, 2001. For the nine months ended June 30, 2000, the Company operated as a holding and investment company.

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

         As a result of these acquisitions, cost of revenues and gross margin have increased significantly in a comparison of operations for first nine months 2001 with first nine months 2000.

         Cost of revenues for the nine months ended September 30, 2001 was $3,957,481, or 79.4% of net revenues. Gross margin for the nine months ended September 30, 2001 was $1,028,581, an increase of $991,683 compared with $36,898 for the same six months of 2000.

         Cost of revenues for the three months ended September 30, 2001 was $1,532,193, or 84.4% of net revenues. Gross margin for the three months ended September 30, 2001 was $284,117, an increase of $259,480 compared with $24,637 for the same three months of 2000.

Operating expenses

         Operating expenses include the operations of the Company and its consolidated subsidiaries for the nine months ended September 30, 2001. For the nine months ended June 30, 2000, the Company operated as a holding and investment company.

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

         As a result of these acquisitions, operating expenses have increased significantly in a comparison of operations for first nine months 2001 with first nine months 2000.

         Operating expenses for the nine months ended September 30, 2001 were $3,533,966, an increase of $3,276,969 compared with $256,997 for the same nine months of 2000. Operating expenses increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Operating expenses include $235,500 of fund raising expenses that were charged-off as of September 30.

         Operating expenses for the three months ended September 30, 2001 were $1,381,735, an increase of $1,263,680 compared with $118,055 for the same three months of 2000. Operating expenses increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Operating expenses include $235,500 of fund raising expenses that were charged-off as of September 30.

Other income (expenses)

         Other income (expenses) include the operations of the Company and its consolidated subsidiaries for the nine months ended September 30, 2001. For the nine months ended June 30, 2000, the Company operated as a holding and investment company.

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

         As a result of these acquisitions, other income (expenses) have increased significantly in a comparison of operations for first nine months 2001 with first nine months 2000.

         Net interest expense for the nine months ended September 30, 2001 was $167,764 compared with $0 for the same nine months of 2000. Net interest expense increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Loan fees were incurred in the nine months ended September 30, 2000 from the borrowings under notes payable.

         Net interest expense for the three months ended September 30, 2001 was $27,401 compared with $0 for the same three months of 2000. Net interest expense increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Loan fees were incurred in the three months ended September 30, 2000 from the borrowings under notes payable.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


November 13, 2001


/s/Kenneth D. Owen
---------------------
Kenneth D. Owen                       President and Director



November 13, 2001


/s/Leslie I. Handler
---------------------
Leslie I. Handler                     Assistant Secretary and Director



November 13, 2001


/s/Bryce Sherwood
---------------------
Bryce Sherwood                        Director