Form 10KSB
period 2001-12-31
NOVA COMMUNICATIONS LTD
filed 2002-04-15
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


/X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  DECEMBER 31, 2001

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For transition period from __________________to______________

                        Commission File Number: 2-98014-D

                            NOVA COMMUNICATIONS LTD.
                    (formerly First Colonial Ventures, Ltd.)
                     --------------------------------------
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

Issuer's revenues for its most recent fiscal year:  $7,772,043

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 28, 2002 was $4,258,556 at February 28, 2002, based on the average bid and ask prices during January and February, 2002.

The issuer had 31,428,458 shares of common stock outstanding as of February 28, 2002.

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

      (c) Narrative Description of Business

      The Company continues to implement a new strategic course, which was begun during 2000, based on its firm belief that business communications and e-commerce will provide substantial opportunities over the next five years. The Company and its subsidiaries have been hampered in their operations throughout 2001 by a shortage of working capital. It continues to seek new working capital sources. When its efforts are successful, it will again focus on expanding the operations of Communications 2000, Inc., a consolidated subsidiary, through strategic acquisitions and opening of new locations in major market areas.

      On October 1, 2000, the Company acquired a 35.02% interest (3,743,568 common shares) in Communications 2000, Inc. of Torrance, California ("Communications 2000") in exchange for 3,000,000 of the Company's newly issued restricted common shares. On the effective date, the Company's shares reflected a closing bid price of $.38 per common share on the NASDAQ Over-The-Counter Bulletin Board. This acquisition was valued at $1,140,000 and was accounted for as a purchase transaction. The Company and other controlling shareholders owned 55.94% of Communications 2000 on October 1, 2000. On November 6, 2000, the Company acquired an additional 300,000 Communications 2000 shares in exchange for 500,000 of the Company's newly issued restricted common shares. On the previous business day, the Company's shares reflected a closing bid price of $.20 per common share that resulted in a purchase price of $100,000 for these additional shares. On December 13, 2000, the Company acquired an additional 1,000,000 Communications 2000 shares in exchange for 1,000,000 of the Company's newly issued restricted common shares. On the previous business day, the Company's shares reflected a closing bid price of $.0625 per common share that resulted in a purchase price of $62,500 for these additional shares. At December 31, 2001, the Company owned a 46.68% interest in this subsidiary. The Company and other controlling shareholders owned 55.34% of Communications 2000 on December 31, 2001.

      The Company's financial statements include the balance sheet of Communications 2000 at December 31, 2001 and the results of its operations since acquisition. All significant intercompany transactions have been eliminated. No minority interest liability is recorded as Communications 2000 had a negative net worth upon its acquisition and the results of its operations reflect a net loss since acquisition.

      Communications 2000 conducts its business under the trade name of "TEC-networks". It engages in the sale, installation and service of business communications systems, including computer networking and voice, data and voice-over-the-Internet communications. Communications 2000 began its business during 1995 in Torrance, CA (Los Angeles area). On June 1, 2000, it acquired and merged the assets and liabilities of The Message On Hold of America, Inc. of Tampa, FL. During July, 2000, it opened a new branch in Concord, CA (San Francisco area).

      Communications 2000 holds a national distributorship agreement with Nortel Networks in addition to maintaining supplier relationships with several other major equipment manufacturers and wholesalers, including Panasonic, Ronco and Sprint North Supply. Deliveries are made to its warehouses or direct to customer sites from manufacturers and wholesalers within one-to-three business days. This allows it to maintain minimal levels of inventory and still provide excellent service to its customers. Communications 2000 has over 5,000 customers and no single account or group of accounts makes up a significant part of its revenues. The loss of any individual account or group of accounts would not be expected to cause a material adverse effect upon revenues. At December 31, 2001, Communications 2000 had a backlog of equipment orders of about $260,000. It competes in a very active marketplace. Major competitors include Pacific Bell, Verizon, Staples and others.

      On October 1, 2000, Communications 2000 acquired Kadfield, Inc. of Redondo Beach, CA. On December 31, 2001, Kadfield, Inc. became a directly-owned subsidiary of Nova Communications. Ltd. Kadfield, Inc. engages in the retail sale of computing equipment and accessories by direct sale and via the Internet under the trade name of

"BuyMicro". It markets computers, printers, monitors and networking solutions manufactured by Apple Computer, Cisco Systems, Compaq, Hewlett Packard, Intel, IBM, NEC, Nokia, Philips, Sony, SunMicrosystems, Toshiba, Zenith and others. BuyMicro purchases products to fill each order from Ingram Micro, Tech Data and other wholesalers. With over 100,000 products and 30,000 customers, BuyMicro offers same day shipping from 27 wholesaler warehouses located throughout the U.S.

      During March, 1996, in exchange for 400,000 shares of its common stock, the Company acquired a 10% interest in a non-public Florida corporation, And Justice For All, Inc., which operates a nation-wide membership organization providing its members with access to attorney services at a discounted rate. During 1997, the Company agreed to increase its investment in And Justice For All, Inc. to a total of 15%. The agreement required the Company to issue an additional 515,235 shares of its common stock and required And Justice For All, Inc. to assume the Company's convertible debenture payable of $210,000 plus accrued interest of approximately $55,000. On March 24, 1998, the name And Justice For All, Inc. was changed to Legal Club of America Corporation (Legal
Club).

      During 1999, the Company borrowed $525,000 using its Legal Club stock as collateral. The lender, PFK Development Group, also bought from the Company 287,500 restricted shares of Legal Club stock for $28,750. The Company used the proceeds of the loan and stock sale to repay the Company's bank loan and for working capital. During 2000, the note to PFK Development Group was increased to $608,878, as accrued interest was added to the principal, and was extended until January 7, 2002. During January, 2001, PFK Development Group was issued 400,000 new restricted common shares of the Company as a payment of interest on its loan. These were valued at $.12 per share, the closing bid price of the Company's common stock at the date of issuance. During December 2001, PFK Development Group agreed to extend the maturity of its note until December 2003, in exchange for 400,000 additional restricted common shares of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's executive and administrative office is located at 3830 Del Amo Boulevard, Torrance, California 90503, where the Company utilizes approximately 900 square feet of 10,000 square feet being leased by Communications 2000.

ITEM 3.  LEGAL PROCEEDINGS

      (a) During the year ended December 31, 2001, neither the Company nor its subsidiaries were a party to or the subject of any material legal proceedings. Communications 2000 is defendant in a number of collection actions and several creditors have obtained monetary judgments. Communications 2000 has accrued all known liabilities in accounts payable and other current liabilities at December 31, 2001.

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

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information:

      The equity securities of the Company are quoted on the NASDAQ Over-The-Counter Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the Company's common stock for the years ending December 31, 2001 and December 31, 2000. These over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The 2001 information was obtained on March 12, 2002, and the 2000 information was obtained on February 27, 2001, from American On-Line (Standard & Poors Comstock).

                                          2001 SALES PRICES
                                          -----------------

COMMON  STOCK                          LOW               HIGH
--------------                         ---               ----

Q1-2001                                $.09              $.50
Q2-2001                                 .10               .44
Q3-2001                                 .045              .32
Q4-2001                                 .05               .31

                                          2000 SALES PRICES
                                          -----------------

COMMON  STOCK                          LOW               HIGH
--------------                         ---               ----

Q1-2000                               $.06              $.20
Q2-2000                                .10               .19
Q3-2000                                .07               .41
Q4-2000                                .0625             .42

         (b)                                   Approximate Number
                                               of Record Holders
Title of Class                                 (as of February 28, 2002)
--------------                                 ------------------------

Common Stock,
$.001 Par Value                                1,850

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

ITEM 6.  SELECTED FINANCIAL DATA

      The financial statements for the years ended December 31, 2001 and 2000 are filed under Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

      These results include the operations of the Company and its consolidated subsidiaries for the full year 2001. For the first three quarters of 2000, the Company operated as a holding and investment company. The results of its consolidated subsidiaries are included since their acquisition on October 1, 2000. Consolidated revenues and expenses increased significantly for 2001 compared with 2000 as a result of operating its subsidiaries for the full year. The Company has experienced recurring losses from operations and as of December 31, 2001 had a working capital deficit of $5,765,652 and a net capital deficiency of $6,670,695.

Comprehensive net loss, net loss and net loss per common share

      Comprehensive net loss for 2001 was $(7,658,534), a loss increase of $6,542,693 compared with a net loss of ($1,115,841) for 2000. As a result, comprehensive net loss per share for 2001 was $(.343), a decrease of $.269 per share compared with a comprehensive net loss per share of ($.074) for 2000. Net loss for 2001 was $(7,604,159), a loss increase of $6,601,328 compared with a loss of $(1,002,831) for 2000. As a result, net loss per share for

2001 was $(.340), a decrease of $.273 per share compared with a net loss per share of ($.067) for 2000. These results include the operations of the Company for the full year and its consolidated subsidiaries since their acquisition on October 1, 2000.

Net revenues

      Net revenues for 2001 were $7,772,043, an increase of $6,069,390 compared with $1,702,653 for 2000. Net revenues increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

Cost of sales and gross margin

      Cost of sales for 2001 was $6,062,553, or 78.0% of net revenues. Cost of sales for 2000 was $1,352,089, or 79.4% of net revenues. Gross margin for 2001 was $1,709,490 an increase of $1,358,926 compared with $350,564 for 2000.

Operating expenses

      Operating expenses for 2001 were $8,729,934, an increase of $7,709,354 compared with $1,020,580 for 2000. Operating expenses increased as a result of consolidation of the Company's subsidiaries after their acquisition on October 1, 2000. Depreciation and amortization, components of operating expenses, for 2001 were $3,316,612, an increase of $3,038,119 compared with $278,493 for 2000.
Goodwill, that remained from the acquisition of Communications 2000, Inc. by Nova Communications, Ltd. and The Message On Hold of America, Inc. by
Communications 2000, Inc., was written-off during 2001, as recommended by generally accepted accounting principles. These amortization charges for 2001 were $3,187,720, an increase of $3,063,363 compared with $124,357 for 2000.

 Net interest expense

      Net interest expense for 2001 was $586,760, an increase of $251,476 compared $335,284 for 2000. Net interest expense increased as a result of guarantor, collateral and loan renewal fees and consolidation of the Company's subsidiaries after their acquisition on October 1, 2000.

OPERATING STRATEGIES AND COST REDUCTIONS

      The Company and its subsidiaries have been hampered in their operations throughout 2001 by a shortage of working capital. Despite engaging the services of several investment bankers and professional fundraisers during the year, no significant amounts of contributed capital have been raised. The Company's growth and strategic operating plans for Communications 2000 and its subsidiaries were predicated upon raising $2,000,000 to $4,000,000 in working capital during the first half of 2001. Without adequate working capital, Communications 2000 was not able to expand its sales presence as planned. It was also not able to sponsor levels of advertising programs necessary to create a significant number of leads for its existing sales force.

      Decisions were made in late 2001 to close the Tampa, FL and Concord, CA offices of Communications 2000, as cost reduction measures. The Tampa, FL location was closed on February 15, 2002, and the Concord, CA office was closed on February 28, 2002. Lease agreements on these locations were simultaneously cancelled. Compensation agreements with remaining sales agents have been converted to a modest base salary with performance-based incentives. Communications 2000 retains its ability to sell and install telecommunications systems on a nationwide basis from its Torrance, CA location. Equipment is shipped to a customer's location where it is installed by Torrance-based technicians or outside contractors.

      Communications 2000 is also currently in negotiations to acquire the operations of a division of a publicly traded company that sells a product that compliments its business communications systems operations. This division currently has 27 strategically located offices throughout the Untied States. Management believes they will be able to achieve economies of scale with the additional markets and customers currently served by this division. There can be no assurances that the Company will be able to successfully negotiate a definitive agreement for the acquisition of this entity.

      The Company has made an offer to acquire a data storage facility currently operating in Chapter 11. Nova believes that it will be able to provide managerial assistance to this facility in order for them to achieve profitable operations. There can be no assurances that Nova's offer for this entity will be accepted.

      Kadfield, Inc., operating as BuyMicro, was successful in increasing its lines of credit with its suppliers during 2001. It also has focused a portion of its business in large systems that are financed under capital lease arrangements for its customers. Its operations have been profitable since the fourth quarter of 2001.

      The Company and its principal subsidiary, Communications 2000, continue to suffer from a severe working capital shortage. Their efforts to raise additional working capital continue. The Company believes the above actions, events and other factors will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA-see attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements with accountants during the most recent two fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) (b) The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company as of December 31, 2001. All of the directors will serve until the next annual meeting of the shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws are also provided.

NAME                        AGE      POSITION(S)                DIRECTOR SINCE

Kenneth D. Owen             38      President and              June 28, 1999
                                    Director

Leslie I. Handler           64      Assistant Secretary        August 27, 1991
                                    and Director

Bryce Sherwood              49      Director          September 30, 2000

(d) Family Relationships:

      There are no family relationships between any director and executive officer, or person nominated to become a director or executive officer.

(e) (1) Business Experience:

        Kenneth D. Owen - President and Director -
Kenneth D. Owen has been a Director of the Company since June 28, 1999. Mr. Owen has been in the communications industry for over 15 years and was previously vice president of A T & T Business Systems for Southern California. He currently is president of Communications 2000 a nationwide Nortel Distributor and a Panasonic Diamond Dealer.

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

ITEM 11.  EXECUTIVE COMPENSATION

      (a) (1) Cash Compensation Table

Name & Principal           Year       Principal Annual  All Other Compensation
Position                              Compensation

Kenneth D. Owen            2001       $ 180,000            $  6,875 (1)
President                  2000          48,306               Nil

Murray W. Goldenberg       2001       $      -                9,625 (3)
Former President           2000         123,750               Nil
                           1999         165,000               Nil
                           1998         165,000               Nil
                           1997         165,000               Nil


Leslie I. Handler          2001              -               16,500 (1 & 2)
Director                   2000              -              111,350 (4)
                           1999              -                Nil
                           1998              -                Nil
                           1997           8,275               Nil

Bryce Sherwood             2001              -                6,875 (1)
Director                   2000              -                Nil

(1) During November, 2001, Messrs. Owen, Handler and Sherwood were each issued 125,000 new restricted common shares of the Company in payment of Directors' Fees. These were valued at $.055 per share, the closing bid price of the Company's common stock at the date of issuance.

(2) During November, 2001, Mr. Handler was issued 175,000 new restricted common shares of the Company in exchange for prior personal guarantees of Company long-term obligations. These were valued at $.055 per share, the closing bid price of the Company's common stock at the date of issuance.

(3) During November, 2001, Mr. Goldenberg was issued 175,000 new restricted common shares of the Company in exchange for consulting services. These were valued at $.055 per share, the closing bid price of the Company's common stock at the date of issuance.

(4) During March, 2000, Mr. Handler was issued 927,914 new restricted common shares of the Company in exchange for prior personal guarantees of Company long-term obligations. These were valued at $.12 per share, the closing bid price of the Company's common stock at the date of issuance.

Compensation Arrangements:

      Mr. Owen is employed by Communications 2000 under the terms of a three-year employment agreement effective June 1, 2000. The agreement provides for an annual base compensation of $180,000 plus an annual bonus equal to 1% of the gross revenue of Communications 2000, provided that this bonus can not exceed the entity's net pre-tax income as computed before calculating and accruing the bonus. Mr. Owen earned $180,000 during 2001 and $48,306 between October 1 and December 31, 2000 under this agreement. Mr. Owen was paid $120,000 during 2001 and the balance of $60,000 was accrued to his note payable account.

      During the periods 1997 through June 14, 2000, the services of Murray W. Goldenberg were compensated pursuant to a month-to-month consulting agreement with Palaut Management Ltd. ("Palaut"). On June 15, 2000, the Company entered into a three-year agreement with Palaut that requires Palaut to provide the Company with the services of personnel to act in the capacities of Chief Executive Officer, Chief Financial Officer and Administrative Assistant. Compensation to Palaut pursuant to this agreement will be $205,000 annually. The services of Mr. Goldenberg are provided as a management consultant to the Company under the terms of this agreement. Palaut was paid $105,500 during 2001 and the balance of $99,500 was accrued in accounts payable.

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

      As of December 31, 2001, the Company had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 31,428,458 shares of which were issued at December 31, 2001, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. At December 31, 2001, the Company has recorded its obligation to issue 400,000 shares of common stock pursuant to a loan extension agreement. These shares were issued during January 2002. The Company's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.

The following table sets forth certain information regarding the beneficial ownership of the common stock as of January 31, 2002. Listed below are (a) the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock so owned, by each director and by all directors and officers of the Company as a group. Each such person or entity has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of                 Amount and Nature          Percent of
Beneficial Owner                    of Beneficial Ownership    Shares of
                                                              Common Stock

Kenneth D. Owen                     4,500,000                     14.32%
President and Director
31913 Taylor Road
Thousand Palms, CA  92276

Leslie I. Handler                   1,640,000 (1)                  5.22%
Assistant Secretary and Director
1108 Via Zumaya
Palos Verdes Estates, CA  90274

Bryce Sherwood                        125,000                          *
Director
7517 Taylor Trace
Battle Creek, MI 49017

All Directors and                   6,265,000                     19.93%
Officers as a Group
(3 persons)

First Capital Services, Inc.        1,724,940                      5.49%
2300 Glades Road, Suite 450
West Tower
Boca Raton, FL  33431

Murray W. Goldenberg                2,578,707 (2)                  8.21%
8515 Falmouth Ave. #315
Playa del Rey, CA  90293

         o        Less than 1%

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

3(3) (2) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - August 12, 1985 (Incorporated by reference)

3(3) (3) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - September 3, 1985 (Incorporated by reference)

3(3) (4) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - February 3, 1992 (Incorporated by reference)

3(3)(ii)(1)       Bylaws   (Incorporated by reference)

3(13) Form 10QSB - March 31, 2001, June 30, 2001 and September 30, 2001 (Incorporated by reference)

      (b) No reports on Form 8-K where filed during the last quarter of the period covered by this report.

SIGNATURES:

In accordance with Section 13 or 15 (d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOVA COMMUNICATIONS LTD.
         (Company)

Date:  April 11, 2002



By:   /s/  Kenneth D. Owen
      --------------------
         Kenneth D. Owen,
         President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


April 11, 2002



/s/      Kenneth D. Owen
------------------------
Kenneth D. Owen                             President and Director

April 11, 2002



/s/      Leslie I. Handler                  Assistant Secretary and Director
--------------------------
Leslie I. Handler

April 11, 2002



/s/      Bryce Sherwood                     Director
-----------------------
Bryce Sherwood

                            NOVA COMMUNICATIONS LTD.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 and 2000
                                      WITH
                         REPORT OF INDEPENDENT AUDITORS

                            NOVA COMMUNICATIONS, LTD.

                     Years ended December 31, 2001 and 2000

                                    Contents


                                                                    Page
                                                                    ----
Report of Independent Auditors.................................       1

Consolidated Financial Statements:
   Balance sheets..............................................       2
   Statements of operations....................................       3
   Statements of comprehensive loss............................       4
   Statements of changes in stockholders' equity (deficit).....   5 - 6
   Statements of cash flows....................................       7
   Notes to consolidated financial statements..................  8 - 18

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Nova Communications Ltd.

We have audited the accompanying consolidated balance sheet of Nova Communications Ltd. as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova Communications Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has a working capital deficit, a net capital deficiency, and recurring net losses that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




April 3, 2002
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets



                                                                                       December 31
                                                                         -------------------------------------
                                                                               2001                2000
                                                                         ----------------     ----------------
                               ASSETS
                               ------

Current assets:
   Cash                                                                  $       101,345      $       422,203
   Accounts receivable, less allowance for uncollectible
    accounts of $58,935 in 2001 $96,737 in 2000)                                 274,348              371,055
   Notes receivable                                                               39,446               85,632
   Inventories                                                                   148,850              237,115
   Prepaid expenses and deposits                                                  42,532               22,928
   Available-for-sale investments                                                 32,625               87,000
                                                                          --------------       --------------
       Total current assets                                                      639,146            1,225,933




Equipment, net                                                                   679,161              803,558






Other assets:
   Goodwill, less accumulated amortization of
    $3,296,647 in 2001 ($124,357 in 2000)                                         22,384            3,110,996
   Deposits                                                                       67,078                3,063
                                                                          --------------       --------------
       Total other assets                                                         89,462            3,114,059
                                                                          --------------       --------------

                                                                         $     1,407,769      $     5,143,550
                                                                          ==============       ==============

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2001                2000
                                                                         ----------------     ----------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ---------------------------------------------

Current liabilities:
   Accounts payable                                                      $     4,043,521      $     1,997,572
   Payable to related parties                                                     20,000               63,286
   Accrued payroll and payroll related liabilities                               656,100               76,272
   Customer deposits                                                             304,482              551,550
   Income taxes payable                                                              800                  800
   Other accrued liabilities                                                     425,661              244,995
   Long-term obligations, due within one year                                    287,807              174,454
                                                                          --------------       --------------
        Total current liabilities                                              5,738,371            3,108,929

Long-term obligations                                                          1,113,497              932,465

Notes payable to related parties                                               1,226,596            1,007,800

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000
    shares                                                                            -                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 31,428,458
    shares in 2001 (18,603,622 shares in 2000)                                    31,429               18,604
   Common stock to be issued                                                      20,000              371,953
         Additional paid-in capital                                           13,075,523           11,842,912
         Retained deficit                                                    (19,332,515)         (11,728,356)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (410,757)
                                                                          --------------       --------------
         Total stockholders' equity (deficit)                                 (6,670,695)              94,356
                                                                          --------------       --------------

                                                                         $     1,407,769      $     5,143,550
                                                                          ==============       ==============

                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations



                                                   Years ended December 31
                                             ---------------------------------
                                                   2001              2000
                                             ----------------   --------------

Revenues                                     $     7,772,043   $    1,702,653

Cost of sales                                      6,062,553        1,352,089
                                              --------------    -------------

Gross margin                                       1,709,490          350,564

Operating expenses:
   Selling                                         1,473,635          130,778
   General and administrative expenses             7,256,299          889,802
                                              --------------    -------------
     Total operating expenses                      8,729,934        1,020,580
                                              --------------    -------------

Loss from operations                              (7,020,444)        (670,016)

Interest, net                                        586,760          335,284
                                              --------------    -------------

Loss before benefit for income taxes              (7,607,204)      (1,005,300)

Benefit for income taxes                              (3,045)          (2,469)
                                              --------------    -------------

Net loss                                     $    (7,604,159)  $   (1,002,831)
                                              ==============    =============


Net loss per common share                    $         (.340)  $        (.067)
                                              ==============    =============
                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss



                                                     Years ended December 31
                                              ----------------------------------
                                                     2001              2000
                                              -----------------   --------------

Net loss                                       $    (7,604,159)  $   (1,002,831)

Unrealized holding loss on available-for-sale
 investments                                           (54,375)        (113,010)
                                                 --------------    -------------

Comprehensive loss                             $    (7,658,534)  $   (1,115,841)
                                                 ==============    =============


Comprehensive loss per common share            $         (.343)  $        (.074)
                                                 ==============    =============
                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                    January 1, 2000 through December 31, 2001
                             Continued on next page.
                                                                                                           Unrealized
                                                                                                            holding
                                                                                                            loss from      Total
                                 Preferred          Common stock       Common     Additional               available-  stockholders'
                                            ----------------------    Stock to      paid-in     Retained   for-sale        equity
                                   stock       Shares      Amount    be issued     capital      deficit   investments    (deficit)
                              ------------  ----------- ---------- -----------   ---------   ----------  -------------  ----------
Balance at January 1, 2000    $          -   13,496,183  $  13,496 $        -  $ 9,760,955 $(10,725,525) $ (297,747)  $(1,248,821)

Shares issued in exchange
  for accounts payable                   -       60,000         60          -        7,440            -           -         7,500

Common stock issued in
  exchange for guarantee of
  long-term obligations                  -      927,914        928          -      110,422            -           -       111,350

Common stock issued for
  purchase of subsidiary                 -    3,960,000      3,960     62,500    1,302,940            -           -     1,369,400

Common stock issued in
  exchange for services                  -      109,500        110          -       21,790            -           -        21,900

Common stock issued in
  exchange for accounts payable          -       50,025         50          -        9,955            -           -        10,005

Common stock to be issued in
  exchange for long-term obligations     -            -          -    309,453            -            -           -       309,453

Additional paid-in-capital from
  sale of common stock by subsidiary     -            -          -          -      629,410            -           -       629,410

Comprehensive loss                       -            -          -          -            -   (1,002,831)   (113,010)   (1,115,841)
                                 --------- ------------   --------  ---------  ------------ ------------  ----------  ------------

Balance at December 31, 2000  $          -   18,603,622  $  18,604 $  371,953 $ 11,842,912 $(11,728,356) $ (410,757)  $    94,356
                               ===========   ==========   ========  ========= ============  ============  ==========   ===========

                            Continued on next page.

                            NOVA COMMUNICATIONS LTD.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
             January 1, 2000 through December 31, 2001 (continued)

                                                                                                           Unrealized
                                                                                                            holding
                                                                                                            loss from      Total
                                 Preferred          Common stock       Common     Additional               available-  stockholders'
                                            ----------------------    Stock to      paid-in     Retained   for-sale        equity
                                   stock       Shares      Amount    be issued     capital      deficit   investments    (deficit)
                              ------------  ----------- ---------- -----------   ---------   ----------  -------------  ----------
Balance at January 1, 2001    $         -    18,603,622  $  18,604 $  371,953 $ 11,842,912 $(11,728,356) $  (410,757) $    94,356

Shares issued                           -     1,250,000      1,250   (371,953)     370,703            -            -            -
Common stock issued in
  exchange for interest
  and loan fees                         -       400,000        400     20,000       47,600            -            -       68,000

Common stock issued to
  employees of Communications
  2000, Inc.                            -       365,000        365          -       58,035            -            -       58,400

Common stock issued in
exchange for services                   -    10,809,836     10,810          -      724,890            -            -      735,700

Additional paid-in-capital
  from sale of common
  stock by subsidiary                   -            -          -           -       31,383            -            -       31,383

Comprehensive loss                      -            -          -           -            -   (7,604,159)     (54,375)  (7,658,534)
                              -----------  -------------  --------  ---------- ------------ ------------   ---------- ------------

Balance at December 31, 2001 $          -    31,428,458  $  31,429 $   20,000 $ 13,075,523 $ 19,332,515) $  (465,132) $(6,670,695)
                              ===========  =============  ========  ========== ============ ============    ========= ============

See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows




                                                                                   Years ended December 31
                                                                             ---------------------------------
                                                                                  2001               2000
                                                                             ---------------    --------------

Cash flows from operating activities:
   Net loss                                                                  $    (7,604,159)  $   (1,002,831)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                 3,316,612          278,493
     Accrued interest converted to notes payable                                      57,549           55,293
     Common stock issued for services                                                794,100          133,250
     Common stock issued in exchange for accounts payable                                  -           17,505
     Common stock issued in exchange for accrued liabilities                          68,000                -
     Provision (benefit) for uncollectible accounts receivable                      (37,802)           23,185
     Changes in assets and  liabilities  (net of effects of
      purchase  of  subsidiary  in 2000):
       Receivables                                                                    34,007          136,852
       Inventories                                                                    88,265          (90,265)
       Prepaid expenses and deposits                                                 (19,604)          36,318
       Accounts payable                                                            1,962,271          348,944
       Accrued liabilities                                                           708,741           49,668
                                                                              --------------    -------------
                                                                                    (632,020)         (13,588)
Cash flows from investing activities:
   Cash acquired from acquisition of subsidiary                                            -          157,578
   Principal repayments on notes receivable                                           46,186           57,666
   Deposits                                                                          (64,015)          (1,353)
   Capital expenditures                                                              (19,925)         (51,343)
                                                                              --------------    -------------
                                                                                     (37,754)         162,548
Cash flows from financing activities:
   Proceeds from long-term obligations                                               135,515                -
   Principal payments on long-term obligations                                       (36,778)        (217,786)
   Advances from related parties                                                     218,796                -
   Principal payments on notes payable to related parties                                  -         (141,894)
   Increase in additional paid-in-capital resulting from
    common stock issued by subsidiary                                                 31,383          629,410
                                                                              --------------      -----------
                                                                                     348,916          269,730
                                                                              --------------    -------------
   Net increase (decrease) in cash                                                  (320,858)         418,690
   Cash at beginning of year                                                         422,203            3,513
                                                                              --------------    -------------

   Cash at end of year                                                       $       101,345   $      422,203
                                                                              ==============    =============

                            NOVA COMMUNICATIONS LTD.





                                                                                   Years ended December 31
                                                                             ---------------------------------
                                                                                  2001               2000
                                                                             ---------------    --------------

 Supplemental disclosure of cash flow information -
  cash paid for interest                                                     $       518,760     $     53,094
                                                                              ==============      ===========

   Non-cash investing and financing activities:
     Equipment acquired under capitalized lease obligation                   $             -     $    375,238
                                                                              ==============      ===========
     Common stock issued in exchange for net assets of
      subsidiary                                                             $             -     $  1,369,400
                                                                              ==============      ===========
     Common stock to be issued in exchange for long-term
      obligations                                                            $             -     $    309,453
                                                                              ==============      ===========

                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


1.  Business and summary of significant accounting policies
    -------------------------------------------------------

    Business: Nova Communications Ltd. (the "Company" or "Nova") is incorporated
    --------
    under the laws of the State of Nevada. The Company invests in and provides managerial assistance to developing companies.


    Basis of consolidation:  The consolidated  financial  statements include the
    ----------------------
    accounts of Nova and its subsidiaries, Communication 2000, Inc., dba TEC-networks ("TEC-networks") and Kadfield, Inc. ("Kadfield"). All intercompany accounts and transactions have been eliminated.

    As of December 31, 2001, the Company owned 46.68% of TEC-networks and 100% of Kadfield. TEC-networks is consolidated because management believes it exercises significant influence over this subsidiary.

    Losses exceed the minority interest in the equity capital of TEC-networks. Accordingly, losses applicable to the minority interest in TEC-networks are charged against Nova, as there is no obligation of the minority stockholders to guarantee such losses. If future earnings of TEC-networks do materialize, Nova will be credited to the extent of such losses previously absorbed.

    Cash and cash concentrations: For purposes of the statement of cash flows, the Company and its subsidiaries consider cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

    The Company and its subsidiaries place their cash in financial institutions. At various times throughout the year, cash held in these accounts has exceeded Federal Deposit Insurance Corporation limits. Neither the Company nor its subsidiaries have experienced any losses as a result of these cash concentrations.

    Investments: Investments are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that all applicable investments be classified as trading securities, available-for-sale securities, or hold-to-maturity securities. The statement further requires that hold-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair market value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effects of income taxes) until they are disposed of or sold. At the time of disposal or sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


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

    Equipment under capitalized lease obligations is carried at estimated fair market value determined at the inception of the lease. Amortization is computed using the straight-line method over the shorter of the original term of the lease or the estimated useful lives of the assets.

    Goodwill:  Goodwill  represents the excess purchase price over the estimated
    --------
    fair value of the net assets of its subsidiaries. Amortization is computed using the straight-line method over seven years.

    Impairment of long-lived assets: The Company and its subsidiaries assess the
    -------------------------------
    recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. During 2001, management determined that they would not be able to recover the excess purchase price over the estimated fair value of the net assets of its subsidiaries and charged to operations an expense of approximately $2,738,300 for the impairment of goodwill.

    Revenue recognition:  Revenue from Nova's managerial  assistance services is
    --------------------
    recognized when services are rendered.

    TEC-networks routinely enter into contracts for the installation of its business communications systems. Revenue from these sales contracts is recognized under the percentage-of-completion method of accounting in the ratio that costs incurred bear to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts is progress are charged to operations in the period such losses are determined. Revenue from repair services of business communications systems is recognized when services are rendered.

    Revenue  from  Kadfield's   computer  and  electronic   equipment  sales  is
    recognized when equipment is shipped to customers.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

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

    Advertising:   The  Company  and  its  subsidiaries   expense  the  cost  of
    ------------
    advertising as incurred as selling expenses. Advertising expenses were approximately $142,200 for 2001 ($91,500 for 2000).

    Reporting  comprehensive income: The Company and its subsidiaries report and
    --------------------------------
    display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners.

    Income  taxes:  Income taxes are provided on the  liability  method  whereby
    --------------
    deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiaries provide a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company or its subsidiaries will not realize tax assets through future operations.

    Segment Reporting: The Company and its subsidiaries report information about
    -----------------
    operating segments and related disclosures about products and services, geographic areas and major customers under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.  Business and summary of significant accounting policies (continued)
    ------------------------------------------------------------------
    Net loss per common share: Net loss per common share is computed by dividing
    -------------------------
    net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 22,353,319 for 2001 (15,005,468 for 2000). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

    Concentration risk: TEC-networks grants credit to customers primarily in the
    -------------------
    State of California. Their ability to collect receivables is affected by economic fluctuations in this geographic area.

    Significant  risks and  uncertainties:  The process of  preparing  financial
    --------------------------------------
    statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectibility of notes receivable, net realizable value of inventories and estimated fair value of investments. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.  Operations

    The Company has experienced recurring losses from operations and as of December 31, 2001 had a working capital deficit of $5,099,225 and a net capital deficiency of $6,670,695. During 2001, various creditors obtained judgments against TEC-networks aggregating approximately $530,600 that is included in accounts payable.

    TEC-networks recently closed its Tampa, Florida and Concord, California sales offices, reduced its workforce to a more efficient level, and restructured sales salaries to a method based upon performance. Management of TEC-networks believes these cost reduction and sales incentive actions will enable to Company to achieve profitability.

    TEC-networks is also currently in negotiations to acquire the operations of a division of a publicly traded company that sales a product that compliments its business communications systems operations. This division currently has 27 strategically located offices throughout the Untied States. Management of TEC-networks believes they will be able to achieve economies of scale with the additional markets and customers currently served by this division. There can be no assurances that the Company will be able to successfully negotiate a definite agreement for the acquisition of this entity.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

2.  Operations (continued)
    ---------------------

    Nova has made an offer to acquire a data storage facility company currently operating in Chapter 11. Nova believes that it will be able to provide managerial assistance to this company in order for them to achieve profitable operations. There can be no assurances that Nova's offer for this company will be accepted.

    The Company believes the above actions and along with other plans will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.  Investments
    -----------

    The following is a summary of investment securities:
                                                 2001            2000
                                            --------------   -------------
            U.S. corporate securities:
              Amortized cost                 $   497,757     $   497,757
              Gross unrealized losses           (465,132)       (410,757)
                                              -----------     -----------
            Estimated fair value             $    32,625     $    87,000
                                              ==========      ===========

    The Company's available-for-sale investments consist of the following U.S. Corporate Securities:

         Gulf Coast  Hotels,  Inc.  ("Gulf  Coast"):  The  Company is a minority
         ------------------------------------------
         partner in Gulf Coast that was formed to purchase the rights to approximately 1.4 acres in Biloxi, Mississippi and to develop a high-rise condominium hotel on that site. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment. The seller has provided extensions to Gulf Coast, however the agreement is in default. Management of Nova has determined that its investment in Gulf Coast had no value based upon the uncertainty of the outcome of Gulf Coast's default.

         Legal Club:  The Company owns  337,500  shares of common stock of Legal
         -----------
         Club, a publicly traded, nationwide membership organization providing access to attorney services at discounted rates. The value of the Company's investment in Legal Club was determined based upon the closing bid price of their common stock on December 31, 2001.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

4. Equipment
   ---------

    Equipment consisted of the following at December 31:
                                                                                     2001            2000
                                                                                --------------  --------------
           Office furniture and equipment                                       $     534,750   $     428,601
           Computer software                                                          261,750         261,750
           Vehicles                                                                    49,414           7,400
           Marketing equipment                                                         61,259         192,467
            Equipment reported under capitalized leases, less
            accumulated  amortization of $7,520 in 2001
            (5,220 in 2000)                                                            12,280          14,580
           Leasehold improvements                                                     233,341         233,341
                                                                                 ------------    ------------
                                                                                    1,152,794       1,138,139
           Less accumulated depreciation                                             (473,633)       (334,581)
                                                                                 -------------   ------------
              Equipment, net                                                    $     679,161   $     803,558
                                                                                  ============    ============

5. Long-term obligations
   ---------------------

    Long-term obligations consisted of the following at December 31:
                                                                                    2001             2000
                                                                              ----------------  --------------
           Note payable and accrued interest payable to a PFK
            Development Group, secured by 337,500 shares of
            Legal Club stock and Nova has pledged 35% of its
            cash receipts from collections of its notes
            receivable, borrowings bear interest at 10% per
            annum, due December 2003.                                          $      666,427   $     608,878
           Note payable to an individual, unsecured, borrowings
            bear interest at 8% per annum, was due November
            2001.                                                                      25,000               -
           Other notes payable                                                         62,309          93,813
            Capitalized lease obligations                                             647,568         404,228
                                                                                -------------    ------------
                                                                                    1,401,304       1,106,919
           Less principal due within one year                                        (287,807)       (174,454)
                                                                                --------------   ------------
              Long-term obligations                                            $    1,113,497   $     932,465
                                                                                =============    ============

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001



5. Long-term obligations

    Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2001:

            Years ending December 31:
            ------------------------
                        2002                                $   323,630
                        2003                                    195,283
                        2004                                    173,095
                        2005                                    132,067
                        2006                                     25,747
                                                             ----------
           Total minimum lease payment                          849,822
            Less amount representing interest                   202,254
                                                             ----------
            Present value of minimum future lease payments  $   647,568
                                                             ==========

6. Notes payable to related parties

    Notes payable to related parties consisted of the following at December 31:
                                                                                    2001              2000
                                                                                -------------   -------------
           Note payable to Palaut Management,  Inc. in
            exchange for management  consulting services,
            unsecured  and  non-interest  bearing,  due  June  2003.
            Palaut  Management,  Inc.  is controlled by close
            family members of a stockholder of Nova.                            $     625,000   $     625,000

            Note payable to a stockholder and officer of the
             Company,  unsecured,  non-interest bearing, and due on
             demand. This individual has agreed not to
             demand repayment of the note before April 2003.                          601,596         382,800
                                                                                 ------------    ------------
                         Notes payable to related parties                       $   1,226,596   $   1,007,800
                                                                                 ============    ============

7. Commitments
   -----------

    The Company and its subsidiaries lease various facilities, equipment, and vehicles under non-cancelable operating lease agreements that expire in 2004. Aggregate minimum future lease payments under these leases are approximately as follows:
           Years ending December 31:
           -------------------------
                        2002                    $   32,500
                        2003                        32,500
                        2004                         9,600
                                                 ---------
            Total minimum lease payments        $   74,600
                                                 =========

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


7. Commitments (continued)
   ----------------------

    Lease expense aggregated approximately $156,100 for the year ended December 31, 2000 ($243,000 for 2000).

8. Common stock
   ------------

    In June 2001, the Board of Directors authorized the issuance of 400,000 shares of common stock of the Company to PFK Development Group as loan fees to extend the due date of a note payable to them from December 2002 to December 2003. Management of the Company valued the shares issued at $.12 per share, the closing bid price of the Company's common stock at the date of issuance, and recorded loan fees expense of $48,600. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

    In June 2001, the Board of Directors authorized the issuance of 365,000 shares of common stock of the Company to key employees of TEC-networks. Management of the Company valued the shares issued at $.16 per share, the closing bid price of the Company's common stock at the date of issuance, and recorded compensation expense of $58,400. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

    During 2001, the Board of Directors authorized the issuance of an aggregate of 10,809,836 shares of common stock of the Company in exchange professional services. The weighted average issuance price of the shares was $.06 per share. Management of the Company valued the shares issued at the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded professional fees aggregating $735,700 during the year ended December 31, 2001 as a result of these grants.

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

    In March 2000, the Board of Directors authorized the issuance of 927,914 shares of common stock of the Company to an officer and director of Nova in exchange for prior personal guarantees of Company long-term obligations. Management of the Company valued the shares issued at $.12 per share, the closing bid price of the

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


8. Common stock (continued)
   -----------------------

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

9. Income taxes

    The components of the benefit for income taxes are as follows for the years ended December 31:
                                                             2001         2000
                                                        ----------     ---------
       State of California -
          Currently refundable                          $    3,045     $  2,469
                                                         =========     ========

    Deferred income taxes consisted of the following at December 31:
                                                             2001         2000
                                                       -----------   -----------
      Deferred tax assets:
         Net operating loss carryovers          $   5,193,700    $    2,607,000
         Unrealized losses on investments             158,100           139,700
         Allowance for uncollectible accounts          20,000            31,900
                                                     -------------     ---------
                                                    5,371,800         2,778,900
      Valuation allowance for deferred tax assets  (5,371,800)       (2,778,900)
                                                     -------------     ---------
           Net deferred income taxes            $            -    $            -
                                                     =============  ============

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

9. Income taxes (continued)
   -----------------------

    Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:
                                                           2001           2000
                                                        ------------   ---------
       Tax at statutory rates                       $   (2,586,449) $  (340,963)
       Differences resulting from:
          State tax, net of Federal tax benefit               528           528
          Non-deductible and other items                  (10,024)      (48,134)
          Change in deferred tax valuation allowance    2,592,900       386,100
                                                     -------------   -----------
            Benefit for income taxes                $      (3,045)  $    (2,469)
                                                     =============   ===========

    The Company has approximately $15,085,200 in Federal and State of California net operating losses, which, if not utilized, expire through 2021.

    The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2001 and 2000.

10. Other related party transactions
    --------------------------------

    The Company has entered into an agreement with a company for management consulting services. A close family member of a stockholder of Nova controls the management company. The agreement expires in June 2003 with renewal provisions. Under the terms of the agreement, the Company is obligated to pay the management company $205,000 per year.

11. Segment information
    -------------------

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements

                                December 31, 2001


11. Segment information (continued)
    ------------------------------

    Financial information by business segment is as follows:

                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment         segment
                                            --------------  -----------------   -------------  --------------
                                                                           2001
                                                   ----------------------------------------------------------
                    Revenues                  $      3,252  $     3,914,327    $   3,854,464  $    7,772,043
                    Loss from operations          (856,303)      (3,302,671)        (260,510)     (4,419,484)
                    Identifiable assets             95,765          713,145          576,475       1,385,385
                    Capital expenditures                 -           19,925                -          19,925
                    Depreciation and amortization    5,050           64,587           59,255         128,892

                                                                           2000
                                                   ----------------------------------------------------------
                    Revenues                  $    125,801    $   1,100,649      $   476,203   $   1,702,653
                    Loss from operations           (91,645)        (357,287)         (96,727)       (545,659)
                    Identifiable assets            202,040        1,211,467          619,047       2,032,554
                    Capital expenditures             1,783           49,560                -          51,343
                    Depreciation and amortization    5,000           19,623           13,966          38,589

    Reconciliation of the segment information to consolidated total assets, loss from operations, and depreciation and amortization are as follows:

                                                                                  2001             2000
                                                                            --------------     -------------
                              December 31
                              -----------
                    Segment identifiable assets                             $    1,385,385     $   2,032,554
                    Goodwill, net                                                   22,384         3,110,996
                                                                             -------------      ------------
                    Consolidated total assets                               $    1,407,769     $   5,143,550
                                                                              ============     =============
                    5,143,550

                         Years ended December 31
                    Segment loss from operations                           $   (4,419,484)     $   (545,659)
                    Amortization of goodwill                                   (3,187,720)         (124,357)
                                                                            -------------     -------------
                      Consolidated loss from operations                    $   (7,607,204)     $   (670,016)
                                                                            =============       ===========

                    Segment depreciation and amortization                  $      128,892      $     38,589
                    Amortization of goodwill                                    3,187,720           124,357
                    Amortization of loan fees                                           -           115,547
                                                                            --------------      ------------
                      Consolidated depreciation and amortization           $    3,316,612     $    278,493
                                                                            ==============      ============