Form 10QSB
period 2002-03-31
NOVA COMMUNICATIONS LTD
filed 2002-05-15
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2002

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

Common stock: $.001 par value 31,571,771 shares outstanding at March 31, 2002.

Documents incorporated by reference:  None

Total sequentially numbered pages in this document: 21

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.            FINANCIAL INFORMATION

Item 1 Financial Statements March 31, 2002 (unaudited) and December 31, 2001 (audited)

                   (a) Consolidated Balance Sheets, March 31, 2002 and December 31, 2001.

                   (b) Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2002 and 2001.

                   (c) Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.

                   (d) Notes to Consolidated Financial Statements.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART II.          OTHER INFORMATION

Item 5            Other Information

Item 6            Exhibits And Reports On Form 8-K

PART I.            FINANCIAL INFORMATION

Item 1             Financial Statements

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                             March 31          December 31
                                                                               2002                2001
                                                                         ----------------     ---------------
                                  ASSETS
                                  ------

Current assets:
   Cash                                                                  $       169,894      $       101,345
   Accounts receivables, less allowance for uncollectible accounts of
    $71,596 in 2002 and $58,935 in 2001                                          232,017              274,348
   Notes receivable                                                               38,198               39,446
   Inventories                                                                   142,656              148,850
   Prepaid expenses and deposits                                                  50,143               42,532
   Available-for-sale investments                                                 32,625               32,625
                                                                          --------------       --------------
       Total current assets                                                      665,533              639,146




Equipment, net                                                                   637,339              679,161




Other assets:
   Goodwill, less accumulated amortization of $3,297,620 in 2002
    and $3,296,647 in 2001                                                        21,411               22,384
   Deposits                                                                       43,047               67,078
                                                                          --------------       --------------
       Total other assets                                                         64,458               89,462



                                                                          --------------       --------------

                                                                         $     1,367,330      $     1,407,769
                                                                          ==============       ==============






                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.


                                                                           March 31            December 31
                                                                               2002                2001
                                                                         ----------------     ---------------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------
                                   (DEFICIT)
                                   ---------
Current liabilities:
   Accounts payable                                                      $     3,943,190      $     4,043,521
   Payable to related parties                                                     20,000               20,000
   Accrued payroll and payroll related liabilities                               837,293              656,100
   Customer deposits                                                             409,435              304,482
   Income taxes payable                                                                -                  800
   Other accrued liabilities                                                     539,843              425,661
   Long-term obligations, due within one year                                    393,410              287,807
                                                                          --------------       --------------
       Total current liabilities                                               6,143,171            5,738,371

Long-term obligations                                                          1,071,883            1,113,497

Notes payable to related parties                                               1,260,033            1,226,596

Commitments

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000 shares                         -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 31,571,771 shares in 2002 and 31,428,458 in 2001                  31,572               31,429
   Common stock to be issued                                                     112,000               20,000
   Additional paid-in capital                                                 13,087,925           13,075,523
   Retained deficit                                                          (19,874,122)         (19,332,515)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (465,132)
                                                                          --------------       --------------
       Total stockholders equity (deficit)                                    (7,107,757)          (6,670,695)
                                                                          ---------------      ---------------

                                                                         $     1,367,330      $      1,407,769
                                                                          ==============       ===============





                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss



                                                                For The Three Months
                                                                   Ended March 31
                                                               2002              2001
                                                         ----------------   -------------


Revenues                                                       $2,553,844      $1,580,673

Cost of revenues                                                2,161,395       1,112,037
                                                              -----------     -----------

Gross margin                                                      392,449         468,636

Operating expenses:
   Selling                                                        235,863         138,990
   Operating                                                      352,800         576,470
   General and administrative                                     294,505         370,060
                                                              -----------     -----------
       Total operating expenses                                   883,168       1,085,520
                                                              -----------     -----------

Loss from operations                                             (490,719)       (616,884)

Other income (expenses):
   Loan fees                                                           -               -
   Interest, net                                                  (50,888)       (10,505)
                                                              -----------     -----------
       Total other income (expenses)                              (50,888)       (10,505)
                                                              -----------     -----------

Loss before provision (benefit) for income taxes                 (541,607)       (627,389)

Provision (benefit) for income taxes                                   -           (2,583)
                                                              -----------     -----------

Net loss                                                       $ (541,607)     $ (624,806)
                                                              ===========     ===========


Net loss per common share                                      $   (.0172)     $   (.0336)
                                                              ===========     ============

Net loss                                                       $ (541,607)     $ (624,806)

Unrealized holding gain (loss) on available-for-sale
investments                                                            -              -
                                                              -----------     -----------

Comprehensive loss                                             $ (541,607)     $ (624,806)
                                                              ===========     ===========


Comprehensive loss per common share                            $   (.0172)     $    (0336)
                                                              ===========     ===========


                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                            Statements of Cash Flows

                                                                                   For The Three Months
                                                                                       Ended March 31

                                                                                  2002               2001
                                                                             ---------------    --------------


Cash flows from operating activities:
   Net loss                                                                  $      (541,607)    $   (624,806)

   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    42,795          166,407
     Changes in assets and liabilities, net of effects of purchase of subsidiary:
       Receivables                                                                    42,331          31,506
       Inventories                                                                     6,194         (15,898)
       Prepaid expenses and deposits                                                  (7,611)        (32,714)
       Investments                                                                         -                -
       Checks issued in excess of  cash on hand                                            -          126,711
       Accounts payable                                                             (100,331)        (140,490)
       Accrued liabilities                                                           399,528         (102,984)
                                                                                    ---------        ---------
                                                                                     382,906           32,538
Cash flows from investing activities:
   Principal repayments on notes receivable                                            1,248           14,980
   Deposits                                                                           24,031          (64,015)
   Capital expenditures                                                                    -          (58,468)
                                                                                    --------         ---------
                                                                                      25,279         (107,503)
Cash flows from financing activities:
    Proceeds from notes payable                                                       66,011          246,679
    Principal payments on capitalized lease obligations                               (2,022)         (16,892)
    Proceeds from notes payable to related parties                                    33,437
    Principal payments on notes payable to related parties                                 -          (46,101)
    Additional paid in capital resulting from sales of
     common stock                                                                    104,545                 -
    Additional paid-in-capital resulting from sale of
     common stock by subsidiary                                                            -           93,882
                                                                                    --------         --------
                                                                                     201,971          277,568
                                                                                    --------         --------
   Net increase (decrease) in cash                                                    68,549         (422,203)

   Cash at beginning of quarter                                                      101,345          422,203
                                                                                    --------         --------

   Cash at end of quarter                                                    $       169,894     $          -
                                                                              ==============      ===========




See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

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

         Basis of consolidation: The consolidated financial statements include the accounts of Nova and its subsidiaries, Communications 2000, Inc. (also "TEC-networks") and Kadfield, Inc. All intercompany accounts and transactions have been eliminated.

         As of March 31, 2002 and December 31, 2001, the Company owned 46.68% of TEC-networks and 100% of Kadfield. TEC-networks is consolidated because management believes it exercises significant influence over this subsidiary.

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of March 31, 2002 and for the three months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

1.       Business and summary of significant accounting policies (continued)
         ------------------------------------------------------------------

         Revenue recognition: Revenue from Nova's managerial assistance services is recognized when services are rendered. TEC-networks routinely enters into contracts for the installation of its business communications systems. Revenue from these sales contracts is recognized under the percentage-of-completion method of accounting in the ratio that costs incurred bear to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. Revenue from service of business communications systems is recognized when services are rendered. Revenue from Kadfield, Inc.'s computer and electronic equipment sales is recognized when equipment is shipped to customers.

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

         Advertising: The Company and its subsidiaries expense the cost of advertising as incurred as selling expenses. Advertising expenses were $96,494 and $57,104 for the quarters ended March 31, 2002 and 2001 respectively. Computer and electronic equipment advertising expenses were $93,240 and $21,055 for the quarters ended March 31, 2002 and 2001 respectively. Business communications equipment advertising expenses were $3,254 and $36,049 for the quarters ended March 31, 2002 and 2001 respectively.

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

1.       Business and summary of significant accounting policies (continued)
         ------------------------------------------------------------------

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

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 31,430,050 for the quarter ended March 31, 2002 (18,603,622 for 2001). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

         Concentration risk: TEC-networks grants credit to customers primarily in the States of California and Florida. Their ability to collect receivables is affected by economic fluctuations in this geographic area.

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

2.       Operations
         ----------

         The Company has experienced recurring losses from operations and as of March 31, 2002 had a working capital deficit of $5,477,638 ($5,099,225 at December 31, 2001) and a net capital deficiency of $7,107,757 ($6,670,695 at December 31, 2001). Various creditors have obtained judgments against TEC-networks aggregating approximately $530,600 that is included in current liabilities.

         ----------------------

         TEC-networks recently closed its Tampa, Florida and Concord, California sales offices, reduced its workforce to a more efficient level, and restructured sales salaries to a method based upon performance. Management of TEC-networks believes these cost reduction and sales incentive actions will facilitate efforts to reduce operating losses and ultimately achieve profitability.

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

         The Company and its principal subsidiary, TEC-networks, continue to suffer from a severe working capital shortage. Their efforts to raise additional working capital continue. The Company believes the above actions, events and other factors will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Business combination
         --------------------

         Effective October 1, 2000, Nova acquired Communications 2000, Inc., dba TEC-networks, in a business combination accounted for as a purchase. TEC-networks engages in the sale, installation and service of business communications systems, including computer networking and voice, data and voice-over-the-Internet communications. TEC-networks began its business during 1995 in Torrance, CA (Los Angeles area) and holds a national distributorship agreement with Nortel Networks, in addition to maintaining supplier relationships with several other major equipment manufacturers and wholesalers Prior to the business combination, the principal stockholder of TEC-networks was a stockholder of Nova and Nova was providing management services to TEC-networks.

         --------------------------------

         Also effective October 1, 2000, Communications 2000 acquired Kadfield, Inc. of Redondo Beach, CA. On December 31, 2001, Kadfield, Inc. became a directly-owned subsidiary of Nova Communications. Ltd. Kadfield, Inc. engages in the retail sale of computer and electronic equipment by direct sale and via the Internet under the trade name of "BuyMicro". Its customers are located nationwide.

4.       Investments
         -----------

         All of the  Company's  investments  are  considered by Management to be
         available-for-sale   investments.   The   following  is  a  summary  of
         investment securities:

                                                    March 31      December 31
                                                      2002            2001
                                                 --------------   -------------
              Corporate securities:
                  Amortized cost                  $    497,757     $   497,757
                  Gross unrealized losses             (465,132)       (465,132)
                                                   -----------      -----------
                     Estimated fair value         $     32,625     $    32,625
                                                   ===========      ===========

         The Company's available-for-sale investments consist of the following Corporate Securities:

                    Gulf Coast Hotels, Inc. ("Gulf Coast"): The Company is a minority partner in Gulf Coast that was formed to purchase the rights to approximately 1.4 acres in Biloxi, Mississippi and to develop a high-rise condominium hotel on that site. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete the down payment. The seller has provided extensions to Gulf Coast, however the agreement is in default. Management of Nova has determined that its investment in Gulf Coast had no value based upon the uncertainty of the outcome of Gulf Coast's default.

                    Legal Club: The Company owns 337,500 shares of common stock of Legal Club, a publicly traded, nationwide membership organization providing access to attorney services at discounted rates. The value of the Company's investment in Legal Club was determined based upon the closing bid price of their common stock on December 31, 2001.

5.       Equipment
         ---------


         Equipment consisted of the following:
                                                                                March 31        December31
                                                                                   2002            2001
                                                                              --------------   -------------

           Office furniture and equipment                                      $     534,750     $   534,750
           Computer software                                                         261,750         261,750
           Vehicles                                                                   49,414          49,414
           Marketing equipment                                                        61,259          61,259
           Equipment  reported under capitalized  leases,  less accumulated
           amortization of $8,510 in 2002 (7,520 in 2001)                             11,290          12,280
           Leasehold improvements                                                    233,341         233,341
                                                                                ------------       ---------
                                                                                   1,151,804       1,152,794
           Less accumulated depreciation                                            (514,465)       (473,633)
                                                                                ------------      ----------
              Equipment, net                                                   $     637,339      $  679,161
                                                                                ============      ==========

6.       Long-term obligations
         ---------------------

         Long-term obligations consisted of the following:                        March 31      December 31
                                                                                   2002              2001
                                                                                ------------    -----------
           Note payable and accrued interest payable to PFK Development Group, secured by 337,500 shares of Legal Club stock, borrowings bear interest at 10% per annum, borrowings and
             accrued interest are due December 2003.                           $     683,927     $   666,427
           Note payable to an individual,  unsecured,  borrowings  bear interest
             at 8% per annum, was due November  2001.                                 25,904          25,000
           Other notes payable                                                        88,439          62,309
           Capitalized lease obligations                                             667,023         647,568
                                                                                     -------         -------
                                                                                   1,465,293       1,401,304
           Less principal due within one year                                       (393,410)       (287,807)
                                                                                 -----------      ----------
              Long-term obligations                                            $   1,071,883     $ 1,113,497
                                                                                 ===========       =========


         ---------------------------------

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to March 31, 2002:

            Years ending March 31:
            ----------------------
                        2003                                $ 366,443
                        2004                                  193,242
                        2005                                  166,296
                        2006                                  110,156
                        2007                                    6,995
                                                          -----------
           Total minimum lease payment                        843,132
            Less amount representing interest                (176,109)
                                                          -----------
            Present value of minimum future lease payments  $ 667,023
                                                          ===========

7.       Notes payable to related parties
         --------------------------------

         Notes payable to related parties consisted of the following:
                                                                                March 31         December 31
                                                                                  2002               2001
                                                                                --------------   -----------
           Note payable to Palaut Management, Inc. in exchange for
             management consulting services, unsecured and non-interest bearing, due June 2003.  Palaut Management, Inc. is controlled
             by close family members of a stockholder of Nova.                  $    625,000   $     625,000

            Note payable to a stockholder and officer of the Company,
             unsecured, non-interest bearing, and due on demand.  This
             individual has agreed not to
             demand repayment of the note before April 2003.                         635,033         601,596
                                                                                 -----------      ----------
              Notes payable to related parties                                  $  1,260,033   $   1,226,596
                                                                                 ===========       =========

8.       Commitments
         -----------

         The Company leases various facilities, equipment, and vehicles under non-cancelable operating lease agreements that expire between the years 2002 and 2006. Aggregate minimum future lease payments under these leases are approximately as follows:

             Years ending March 31:
             ---------------------
                           2003                        $    96,552
                           2004                             96,552
                           2005                             63,232
                           2006                              4,146
                                                        ----------

             Total minimum lease payments              $   260,482
                                                        ==========

         Lease expense aggregated approximately $24,138 for the three months ended March 31, 2002.

9.       Income taxes
         ------------

         The components of the provision (benefit) for income taxes are as follows:

                                                   March 31       December 31
                                                     2002            2001
                                                   --------       -----------

           State of California                     $     -         $   800
                                                    ------           -----

              Currently provision (benefit)        $     -         $   800
                                                     =====           =====

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

         -------------------------------


         Financial information by business segment is as follows:
                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment        segments
                                            --------------  -----------------   -------------  --------------
                                                             Three Months Ended March 31, 2002
                                            -----------------------------------------------------------------

           Revenues                           $        -      $     454,315    $   2,099,529   $   2,553,844
           Loss from operations                  (64,080)          (462,959)          37,293        (489,746)
           Identifiable assets                    89,532            642,166          614,221       1,345,919
           Capital expenditures                        -                  -                -               -
           Advertising expenses                        -              3,254           93,240          96,494
           Depreciation and
              amortization                         1,261             26,720           13,841          41,822

                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment        segments
                                            --------------  -----------------   -------------  --------------

                                                             Three Months Ended March 31, 2001
                                            -----------------------------------------------------------------
           Revenues                           $      486      $   1,237,206      $   342,981   $   1,580,673
           Loss from operations                 (103,204)          (291,621)        (102,237)       (497,062)
           Identifiable assets                   184,956          1,133,255          370,164       1,688,375
           Capital expenditures                        -             58,469                -          58,469
           Advertising expenses                        -             36,049           21,055          57,104
           Depreciation and
              amortization                         1,262            150,331           14,814         166,407

         Reconciliation of the segment information to the consolidated  balances
         for  loss  from   operations,   total  assets,   and  depreciation  and
         amortization are as follows:

                                                      For The Three Months
                                                          Ended March 31
                                                                        -
                                                        2002               2001
                                                   ---------------    ------------

           Segment loss from operations            $   (489,746)     $   (497,062)
           Amortization of goodwill                        (973)         (119,822)
                                                     -----------      ------------
              Consolidated loss from operations    $   (490,719)     $   (616,884)
                                                    ============      ============

         -------------------------------

                                                                              March 31         March 31
                                                                                  2002             2001
                                                                             --------------     -------------
           Segment identifiable assets                                       $   1,345,919     $   1,688,375
           Goodwill, net                                                            21,411         2,991,174
                                                                              ------------      ------------
              Consolidated total assets                                      $   1,367,330     $   4,679,549
                                                                              ============      ============

                                                                                For The Three Months
                                                                                    Ended March 31
                                                                                                  -
                                                                                  2002               2001
                                                                             ---------------   --------------

           Segment depreciation and amortization                             $      41,822     $      46,585
           Amortization of goodwill                                                    973           119,822
                                                                             --------------    --------------
              Consolidated depreciation and amortization                     $      42,975     $     166,407
                                                                             ==============   ===============

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These   results   include  the   operations  of  the  Company  and  its
consolidated subsidiaries for the three months ended March 31, 2002 and March 31, 2001.

Net loss, comprehensive loss, net loss per common share and comprehensive loss per common share

         Net loss and comprehensive loss for the three months ended March 31, 2002 was $(541,607), a loss decrease of $83,199 compared with a loss of $(624,806) for the same three months of 2001. As a result, net loss per share and comprehensive loss per share for the three months ended March 31, 2002 was $(.0172), a loss decrease of $.0164 per share compared with a loss of $(.0336) for the same three months of 2001.

Revenues

         Net revenues for the three months ended March 31, 2002 were $2,553,844, an increase of $973,171 compared with $1,580,673 for the same three months of 2001. Sales of computer and electronic equipment for the three months ended March 31, 2002 were $2,099,529, an increase of $1,756,548 compared with $342,981 for the same three months of 2001. Sales of business communications equipment for the three months ended March 31, 2002 were $454,315, a decrease of ($782,891) compared with $1,237,206 for the same three months of 2001.

Cost of revenues and gross margin

         Cost of revenues for the three months ended March 31, 2002 was $2,161,395, or 84.6% of net revenues. Gross margin for the three months ended March 31, 2002 was $392,449 (15.4% of revenues), a decrease of ($76,187)
compared with $468,636 (29.6% of revenues) for the same three months of 2001. The gross margin percentage declined as a result of competition in the marketplace and a change in the mix of revenues to lower margin product lines.

Operating expenses

         Operating expenses for the three months ended March 31, 2002 were $883,168, a decrease of ($202,352) compared with $1,085,520 for the same three months of 2001.

Other income (expenses)

         Net interest expense for the three months ended March 31, 2002 was $50,888 compared with $10,505 for the same three months of 2001. Net interest expense increased as a result of additional borrowings during 2002 and 2001.

OPERATING STRATEGIES AND COST REDUCTIONS

         The Company and its subsidiaries have been hampered in their operations during 2002 and 2001 by a shortage of working capital. Despite engaging the services of several investment bankers and professional fundraisers, only $92,000 has been raised from the sale of shares during 2002 to outside parties ($31,383 during 2001). The Company's growth and strategic operating plans for TEC-networks were predicated upon raising $2,000,000 to $4,000,000 in working capital during the first half of 2001. Without adequate working capital, TEC-networks was not able to expand its sales presence as planned. It was also not able to sponsor levels of advertising programs necessary to create a significant number of leads for its existing sales force.

         Decisions were made in late 2001 to close the Tampa, FL and Concord, CA offices of TEC-networks, as cost reduction measures. The Tampa, FL location was closed on February 15, 2002, and the Concord, CA office was closed on February 28, 2002. Lease agreements on these locations were simultaneously cancelled. Compensation agreements with remaining sales agents have been converted to a modest base salary with performance-based incentives. TEC-networks retains its ability to sell and install telecommunications systems on a nationwide basis from its Torrance, CA location. Equipment is shipped to a customer's location where it is installed by Torrance-based technicians or outside contractors.

         Kadfield, Inc., operating as BuyMicro, was successful in increasing its lines of credit with its suppliers during 2001. It also has focused a portion of its business in large systems that are financed under capital lease arrangements for its customers. Its operations have been profitable since the fourth quarter of 2001.

         The Company and its principal subsidiary, TEC-networks, continue to suffer from a severe working capital shortage. Their efforts to raise additional working capital continue. The Company believes the above actions, events and other factors will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


May 14, 2002


/s/Kenneth D. Owen
-----------------------
Kenneth D. Owen                                 President and Director



May 14, 2002


/s/Leslie I. Handler
-------------------------
Leslie I. Handler                               Assistant Secretary and Director



May 14, 2002


/s/Bryce Sherwood
----------------------
Bryce Sherwood                                  Director