Form 10QSB
period 2002-06-30
NOVA COMMUNICATIONS LTD
filed 2002-08-27
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

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

Common stock: $.001 par value 45,958,181 shares outstanding at June 30, 2002.

Documents incorporated by reference: Form S-8 filed February 12, 2002, March 26, 2002, April 1, 2002, April 1, 2002, April 1, 2002, April 8,2002, and April 15,
2002

Total sequentially numbered pages in this document: 24

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements June 30, 2002 (unaudited) and December 31, 2001 (audited)

         (a)  Consolidated Balance Sheets, June 30, 2002 and December 31, 2001.

         (b) Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2002 and 2001.

         (c) Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2002 and 2001.

         (d) Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001.

         (e)  Notes to Consolidated Financial Statements.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART II. OTHER INFORMATION

Item 5   Other Information

Item 6   Exhibits And Reports On Form 8-K

PART I.            FINANCIAL INFORMATION

Item 1             Financial Statements

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                           June 30           December 31
                                                                             2002               2001
                                                                          ----------         ----------
                                             ASSETS

Current assets:
   Cash                                                                   $        -         $  101,345
   Accounts receivables, less allowance for uncollectible
     accounts of $55,398 in 2002 and $58,935 in 2001                         191,078            274,348
   Notes receivable                                                           35,932             39,446
   Inventories                                                                25,000            148,850
   Prepaid expenses and deposits                                             133,666             42,532
   Available-for-sale investments                                             32,625             32,625
                                                                          ----------         ----------
       Total current assets                                                  418,301            639,146




Equipment, net                                                               595,516            679,161




Other assets:
   Goodwill, less accumulated amortization of $6,813 in
2002 and $3,296,647 in 2001                                                   20,437             22,384
   Deposits                                                                   43,047             67,078
                                                                          ----------         ----------
       Total other assets                                                     63,484             89,462





                                                                          $1,077,301         $1,407,769
                                                                          ==========         ==========
                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                     Consolidated Balance Sheets (continued)

                                                                           June 30           December 31
                                                                             2002               2001
                                                                          ----------         ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ---------------------------------------------

Current liabilities:
   Checks issued in excess of cash on hand                                $    8,110         $        -
   Accounts payable                                                        3,978,899          4,043,521
   Payable to related parties                                                 20,000             20,000
   Accrued payroll and payroll related liabilities                           914,713            656,100
   Customer deposits                                                         222,134            304,482
   Income taxes payable                                                            -                800
   Other accrued liabilities                                                 539,843            425,661
   Long-term obligations, due within one year                                433,092            287,807
                                                                          ----------         ----------
       Total current liabilities                                           6,116,791          5,738,371

Long-term obligations                                                      1,019,877          1,113,497

Notes payable to related parties                                           1,251,049          1,226,596

Commitments

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000 shares                     -                  -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 45,958,181,shares in 2002 and 31,428,458 shares               45,958             31,429
    in 2001
   Common stock to be issued                                                  92,000             20,000
   Additional paid-in capital                                             13,680,937         13,075,523
   Retained deficit                                                      (20,664,179)       (19,332,515)
   Unrealized holding loss from available-for-sale
    investments                                                             (465,132)          (465,132)
                                                                          ----------         ----------
       Total stockholders equity (deficit)                                (7,310,416)        (6,670,695)
                                                                          ----------         ----------

                                                                          $1,077,301         $1,407,769
                                                                          ==========         ==========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                               For The Six Months
                                                                 Ended June 30
                                                              2002            2001
                                                          -----------     -----------
Revenues                                                  $ 4,949,288     $ 3,169,752

Cost of revenues                                            4,041,570       2,425,288
                                                          -----------     -----------

Gross margin                                                  907,718         744,464

Operating expenses:
   Selling                                                    407,886         255,503
   Operating                                                  729,772       1,143,612
   General and administrative                                 417,925         753,416
   Consulting fees (paid by stock issuance)                   587,399               -
                                                          -----------     -----------
       Total operating expenses                             2,142,982       2,152,531
                                                          -----------     -----------

Loss from operations                                       (1,235,264)     (1,408,067)

Other income (expenses):
   Loan fees                                                        -               -
   Interest, net                                              (96,400)       (140,363)
                                                          -----------     -----------
       Total other income (expenses)                          (96,400)       (140,363)
                                                          -----------     -----------

Loss before provision (benefit) for income taxes           (1,331,664)     (1,548,430)

Provision (benefit) for income taxes                               (-)         (2,583)
                                                          -----------     -----------

Net loss                                                  $(1,331,664)    $(1,545,847)
                                                          ===========     ===========


Net loss per common share                                 $    (.0347)    $    (.0797)
                                                          ===========     ===========

Net loss                                                  $(1,331,664)    $(1,545,847)

Unrealized holding gain (loss) on available-for-sale
  investments                                                       -              -
                                                          -----------     -----------

Comprehensive loss                                        $(1,331,664)    $(1,545,847)
                                                          ===========     ===========


Comprehensive loss per common share                       $    (.0347)    $     (0797)
                                                          ===========     ===========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                              For The Three Months
                                                                 Ended June 30
                                                              2002            2001
                                                          -----------     -----------


Revenues                                                  $ 2,395,444     $ 1,589,079

Cost of revenues                                            1,880,175       1,313,251
                                                          -----------     -----------

Gross margin                                                  515,269         275,828

Operating expenses:
   Selling                                                    172,023         116,513
   Operating                                                  376,972         567,142
   General and administrative                                 123,420         383,356
   Consulting fees (paid by stock issuance)                   587,399              _-
                                                          -----------     -----------
       Total operating expenses                             1,259,814       1,067,011
                                                          -----------     -----------

Loss from operations                                         (744,545)       (791.183)

Other income (expenses):
   Loan fees                                                        -               -
   Interest, net                                              (45,512)       (129,858)
                                                          -----------     -----------
       Total other income (expenses)                          (45,512)       (129,858)
                                                          -----------     -----------

Loss before provision (benefit) for income taxes             (790,057)       (921,041)

Provision (benefit) for income taxes                                -               -
                                                          -----------     -----------

Net loss                                                  $  (790,057)    $  (921,041)
                                                          ===========     ===========


Net loss per common share                                 $    (.0174)    $    (.0464)
                                                          ===========     ===========

Net loss                                                  $  (790,057)    $  (921,041)

Unrealized holding gain (loss) on available-for-sale
  investments                                                       -              -
                                                          -----------     -----------

Comprehensive loss                                        $  (790,057)    $ (921,041)
                                                          ===========     ===========


Comprehensive loss per common share                       $    (.0174)    $    (0464)
                                                          ===========     ===========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                            Statements of Cash Flows
                                                                                    For The Six Months
                                                                                     Ended June 30
                                                                                  2002               2001
                                                                             ---------------   --------------
Cash flows from operating activities:
   Net loss                                                                  $   (1,331,664)   $   (1,545,847)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                    85,592          332,351
     Changes in assets and liabilities:
       Receivables                                                                    83,270           (8,072)
       Inventories                                                                   123,850          (39,288)
       Prepaid expenses and deposits                                                 (91,134)        (346,557)
       Investments                                                                         -                -
       Checks issued in excess of cash on hand                                         8,110          157,363
       Accounts payable                                                              (64,622)         253,125
       Accrued liabilities                                                           289,647          290,777
                                                                                     -------      -----------
                                                                                     434,713          639,699
Cash flows from investing activities:
   Principal repayments on notes receivable                                            3,514           25,882
   Deposits                                                                           24,031          (64,015)
   Capital expenditures                                                                    -          (80,245)
   Increase in goodwill                                                              ______-         (294,650)
                                                                                           -      ------------
                                                                                      27,545         (413,028)
Cash flows from financing activities:
    Proceeds from notes payable                                                       60,561          448,688
    Principal payments on capitalized lease obligations                               (8,896)         (47,673)
    Proceeds from notes payable to related parties                                    24,453
    Principal payments on notes payable to related parties                                 -         (101,074)
    Deferred loan fees                                                                     -                -
    Issuance of common stock                                                         691,943          503,150
    Additional paid-in-capital resulting from sale of
     common stock by subsidiary                                                      ______-           93,882
                                                                                     -------      -----------
                                                                                     768,061          896,973
                                                                                     -------      -----------
   Net decrease in cash                                                             (101,345)        (422,203)

   Cash at beginning of period                                                       101,345          422,203
                                                                                     -------      -----------

   Cash at end of period                                                     $             -     $          -
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

         As of June 30, 2002 and December 31, 2001, the Company owned 46.68% of TEC-networks and 100% of Kadfield. TEC-networks is consolidated because management believes it exercises significant influence over this subsidiary.

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of June 30, 2002 and for the six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         Equipment: Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful --------- lives of the depreciable assets, which range from five to fifteen years.

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

         Stock based compensation: The Company and its subsidiaries account for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25. The Company reflects each stock based compensation certificate as of its issue date in weighted average number of common stock shares outstanding calculations.

         Advertising: The Company and its subsidiaries expense the cost of advertising as incurred as selling expenses. Advertising expenses were $198,250 and $116,790 for the six months ended June 30, 2002 and 2001 respectively. Computer and electronic equipment advertising expenses were $194,076 and $55,813 for the six months ended June 30, 2002 and 2001 respectively. Business communications equipment advertising expenses were $4,174 and $60,977 for the six months ended June 30, 2002 and 2001 respectively.

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

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 38,423,479 for the six months ended June 30, 2002 (19,407,527 for 2001). The weighted average number of common stock shares outstanding was 45,340,058 for the quarter ended June 30, 2002 (19,850,022 for 2001). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

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


2.       Operations
         ----------
         The Company has experienced recurring losses from operations and as of June 30, 2002 had a working capital deficit of $5,698,490 ($5,099,225 at December 31, 2001) and a net capital deficiency of $7,310,416 ($6,670,695 at December 31, 2001).

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

2.       Operations (continued)
         ----------------------

         Various  creditors  have  obtained   judgments   against   TEC-networks
         aggregating approximately $1,000,000 that is included in current liabilities.

         TEC-networks closed its Tampa, Florida and Concord, California sales offices during the first quarter of 2002, reduced its workforce to a more efficient level, and restructured sales salaries to a method based upon performance. Management of TEC-networks believes these cost reduction and sales incentive actions will facilitate efforts to reduce operating losses and ultimately achieve profitability.

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

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

3.       Business combination (continued)
         --------------------------------

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

4.       Investments
         -----------

         All of the  Company's  investments  are  considered by Management to be
         available-for-sale   investments.   The   following  is  a  summary  of
         investment securities:

                                                   June 30        December 31
                                                     2002            2001
                                                 -------------   -------------
                  Corporate securities:
                      Amortized cost             $   497,757     $    497,757
                      Gross unrealized losses       (465,132)        (465,132)
                                                  -----------     -----------
                         Estimated fair value    $    32,625     $     32,625
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

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

5.       Equipment

         Equipment consisted of the following:
                                                                     June 30     December 31
                                                                       2002            2001
                                                                     -----------  -----------
           Office furniture and equipment                            $   534,750  $   534,750
           Computer software                                             261,750      261,750
           Vehicles                                                       49,414       49,414
           Marketing equipment                                            61,259       61,259
           Equipment  reported  under  capitalized  leases,  less
           accumulated  amortization  of
           $9,500 in 2002 (7,520 in 2001)                                 10,300       12,280
           Leasehold improvements                                        233,341      233,341
                                                                     -----------  -----------
                                                                       1,150,814    1,152,794
           Less accumulated depreciation                                (555,298)   (473,633)
                                                                     -----------  -----------

              Equipment, net                                         $   595,516  $   679,161
                                                                     ===========  ===========

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

6.       Long-term obligations

         Long-term obligations consisted of the following:                         June 30         December 31
                                                                                     2002             2001
                                                                                --------------   --------------
           Note payable and accrued interest payable to PFK
            Development Group, secured by 337,500 shares of
            Legal Club stock, borrowings bear interest at
            10% per annum, borrowings and accrued interest
            are due December 2003.                                              $     701,427    $     666,427

           Note payable to an individual, unsecured,
            borrowings bear interest at 8% per annum, was
            due November 2001.                                                         25,904           25,000

           Other notes payable                                                         86,966           62,309

           Capitalized lease obligations                                              638,672          647,568
                                                                                --------------   --------------
                                                                                    1,452,969        1,401,304

           Less principal due within one year                                        (433,092)        (287,807)
                                                                                --------------   --------------
              Long-term obligations                                             $   1,019,877    $   1,113,497
                                                                                =============    ==============

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to June 30, 2002:
            Years ending June 30:
                        2003                                  $     401,551
                        2004                                        187,131
                        2005                                        160,992
                        2006                                         78,487
                        2007                                            580
                                                              -------------
           Total minimum lease payment                              828,741
            Less amount representing interest                      (135,478)
                                                              -------------
            Present value of minimum future lease payments    $     693,263
                                                              =============

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

7.       Notes payable to related parties
         --------------------------------

         Notes payable to related parties consisted of the following:
                                                                                   June 30         December31
                                                                                     2002            2001
                                                                                --------------   --------------
           Note payable to Palaut Management, Inc. in
            exchange for management consulting services,
            unsecured and non-interest bearing, due June
            2003. Palaut Management, Inc. is controlled by
            close family members of a stockholder of Nova.                      $    625,000     $    625,000

           Note payable to a stockholder and officer of the
            Company, unsecured, non-interest bearing, and
            due on demand. This individual has agreed not to
            demand repayment of the note before April 2003.                          626,049          601,596
                                                                                --------------   --------------
              Notes payable to related parties                                  $  1,251,049     $  1,226,596
                                                                                ==============   ==============

8.       Commitments
         -----------

         The Company leases various facilities, equipment, and vehicles under non-cancelable operating lease agreements that expire between the years 2002 and 2005. Aggregate minimum future lease payments under these leases are approximately as follows:

             Years ending June 30:
                           2003                           $    96,552
                           2004                                96,552
                           2005                                43,240
                                                           ----------

             Total minimum lease payments                 $   236,344
                                                           ==========

         Lease expense aggregated approximately $48,276 for the six months ended June 30, 2002.

9.       Income taxes
         The components of the provision for income taxes are as follows:

                                                    June 30      December31
                                                      2002          2001
                                                  -----------   -----------

           State of California                     $       -     $     800
                                                  -----------   -----------

              Currently provision (benefit)        $       -     $     800
                                                  ===========   ===========

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

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

         Financial information by business segment is as follows:

                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment        segments
                                            --------------  -----------------   -------------  --------------
                                                              Six Months Ended June 30, 2002
                                            -----------------------------------------------------------------
           Revenues                           $          -    $     776,865       $4,172,423   $   4,949,288
           Loss from operations                   (714,340)        (575,469)          56,491      (1,233,318)
           Identifiable assets                      90,170          510,556          456,138       1,056,864
           Capital expenditures                          -                -                -               -
           Depreciation and
              amortization                           2,525           53,439           27,682          83,646

                                                                                  Computer
                                                                 Business            and
                                              Managerial       communication     electronic          Total
                                              assistance          systems         equipment        segments
                                            --------------  -----------------   -------------  --------------
                                                              Six Months Ended June 30, 2001
                                            -----------------------------------------------------------------

           Revenues                           $      6,145    $   2,088,312       $1,075,295   $   3,169,752
           Loss from operations                   (147,916)        (915,512)        (111,999)     (1,175,427)
           Identifiable assets                     335,261        1,295,841          395,334       2,026,436
           Capital expenditures                      1,970           78,275                -          80,245
           Depreciation and
              amortization                           2,525           69,507           27,679          99,711

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

12.      Segment information (continued)
         -------------------------------

         Reconciliation of the segment information to the consolidated  balances
         for  loss  from   operations,   total  assets,   and  depreciation  and
         amortization are as follows:

                                                                For The Six Months
                                                                   Ended June 30
                                                                2002               2001
                                                           ---------------    --------------
           Segment loss from operations                    $ (1,233,318)    $  (1,175,427)
           Amortization of goodwill                              (1,946)         (232,640)
                                                            -----------     --------------
              Consolidated loss from operations            $ (1,235,264)    $  (1,408,067)
                                                           ============      =============

                                                              June 30          June 30
                                                                2002             2001
                                                           -------------     -------------
           Segment identifiable assets                     $   1,056,864     $   2,026,436
           Goodwill, net                                          20,437         3,169,506
                                                            ------------      ------------
              Consolidated total assets                    $   1,077,301     $   5,195,942
                                                            ============      ============


                                                                  For The Six Months
                                                                     Ended June 30
                                                                2002               2001
                                                           ---------------    --------------

           Segment depreciation and amortization           $      83,646     $      99,711
           Amortization of goodwill                                1,946           232,640
                                                            ------------      ------------
              Consolidated depreciation and amortization   $      85,592     $     332,351
                                                            ============      ============

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These   results   include  the   operations  of  the  Company  and  its
consolidated subsidiaries for the six months ended June 30, 2002 and June 30, 2001.

Net loss, comprehensive loss, net loss per common share and comprehensive loss per common share

         Net loss and comprehensive loss for the six months ended June 30, 2002 was $(1,331,664), a loss decrease of $214,183 compared with a loss of $(1,545,847) for the same six months of 2001. As a result, net loss per share and comprehensive loss per share for the six months ended June 30, 2002 was $(.0347), a loss decrease of $.0450 per share compared with a loss of $(.0797) for the same six months of 2001.

         Net loss and comprehensive loss for the three months ended June 30, 2002 was $(790,057), a loss decrease of $130,984 compared with a loss of $(921,041) for the same three months of 2001. As a result, net loss per share and comprehensive loss per share for the three months ended June 30, 2002 was $(.0174), a loss decrease of $.0290 per share compared with a loss of $(.0464) for the same three months of 2001.

Revenues

         Net revenues for the six months ended June 30, 2002 were $4,949,288, an increase of $1,779,536 compared with $3,169,752 for the same six months of 2001. Sales of computer and electronic equipment for the six months ended June 30, 2002 were $4,172,423, an increase of $3,097,128 compared with $1,075,295 for the same six months of 2001. Sales of business communications equipment for the six months ended June 30, 2002 were $776,865, a decrease of ($1,311,447) compared with $2,088,312 for the same six months of 2001.

         Net revenues for the three months ended June 30, 2002 were $2,395,444, an increase of $806,365 compared with $1,589,079 for the same three months of 2001. Sales of computer and electronic equipment for the three months ended June 30, 2002 were $2,072,894, an increase of $1,349,580 compared with $723,314 for the same three months of 2001. Sales of business communications equipment for the three months ended June 30, 2002 were $322,550, a decrease of ($528,556) compared with $851,106 for the same three months of 2001.

Cost of revenues and gross margin

         Cost of revenues for the six months ended June 30, 2002 was $4,041,570, or 81.7% of net revenues. Gross margin for the six months ended June 30, 2002 was $907,718, an increase of $163,254 compared with $744,464 for the same six months of 2001.

         Cost of revenues for the three months ended June 30, 2002 was $1,880,175, or 78.5% of net revenues. Gross margin for the three months ended June 30, 2002 was $515,269, an increase of $239,441 compared with $275,828 for the same three months of 2001.

Operating expenses

         Operating expenses for the six months ended June 30, 2002 were $2,142,982, a decrease of ($9,549) compared with $2,152,531 for the same six months of 2001. In 2002, operating expenses included $587,399 in consulting fees compared with $-0- in 2001. These fees were incurred for professional services in connection with promoting the Company's businesses and its efforts to raise working capital. Shares of common stock in the Company were exchanged for these services, and their value was determined using the market bid price quotation on the date of the respective issues. Without this item, other operating expenses for the six months decreased ($596,948) from 2001 to 2002, as a result of cost reduction efforts.

         Operating expenses for the three months ended June 30, 2002 were $1,259,814, an increase of $192,803 compared with $1,067,011 for the same three months of 2001. In 2002, operating expenses included $587,399 in consulting fees compared with $-0- in 2001. Without this item, other operating expenses for the 2nd quarter decreased ($394,596) from 2001 to 2002, as a result of cost reduction efforts.

Other income (expenses)

         Net interest expense for the six months ended June 30, 2002 was $96,400, a decrease of ($43,963) compared with $140,363 for the same six months of 2001.

         Net interest expense for the three months ended June 30, 2002 was $45,512, a decrease of ($84,346) compared with $129,858 for the same three months of 2001.

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

SUBSEQUENT EVENTS

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the six-month period ended June 30, 2002 include the accounts of Communications 2000, Inc. If these accounts were not included, the Company's total revenues for the six-month period would have been reduced by $776,865. The Company's revenues from continuing operations for the six-month period would have been $4,172,423. The Company's total "Segment Loss from Operations" for the six-month period would have been reduced by $575,469. The Company's "Segment Loss from Continuing Operations" for the six-month period would have been $657,849. (See Footnote 12, "Segment Information", on page 17.)

PART II. OTHER INFORMATION

Item 5            Other Information
                   None

Item 6            Exhibits And Reports On Form 8-K

(a)      Exhibits

Exhibit
Number   Description of Document

1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


August 27, 2002


     /s/Kenneth D. Owen
-----------------------------
Kenneth D. Owen                                President and Director



August 27, 2002


     /s/Leslie I. Handler
-----------------------------
Leslie I. Handler                              Assistant Secretary and Director

EXHIBIT 1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly report of Nova Communications Ltd. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth D. Owen, Chief Executive Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kenneth D. Owen
--------------------------------------
     Kenneth D. Owen, Chief Executive Officer
     (Authorized Officer)

Date:  August 27, 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2002

Nova Communications Ltd.


By:  /S/ Kenneth D. Owen
     --------------------------------------
     Kenneth D. Owen, Chief Executive Officer
     (Authorized Officer)