Form 10QSB
period 2002-09-30
NOVA COMMUNICATIONS LTD
filed 2002-12-12
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

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

Common stock: $.001 par value 46,958,181 shares outstanding at September 30, 2002.

Documents incorporated by reference: Form S-8 filed February 12, 2002, March 26, 2002, April 1, 2002, April 1, 2002, April 1, 2002, April 8,2002, and April 15,
2002

Total sequentially numbered pages in this document: 24

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.     FINANCIAL INFORMATION

Item 1 Financial Statements September 30, 2002 (unaudited) and December 31, 2001 (pro-forma)

(a)         Consolidated Balance Sheets, September 30, 2002 and December 31,
            2001.

(b) Statements of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2002 and 2001.

(c) Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2002 and 2001.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART II.    OTHER INFORMATION

Item 5      Other Information

Item 6      Exhibits And Reports On Form 8-K

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                         September 30        December 31
                                                                               2002                2001
                                                                         ----------------     ----------------
                                             ASSETS

Current assets:
   Cash                                                                  $       175,459      $       101,345
   Accounts receivables, less allowance for uncollectible
   accounts of $31,580 in 2002 and $6,885 in 2001                                 66,326               93,404
   Notes receivable                                                               33,628               39,446
   Inventories                                                                         -                    -
   Prepaid expenses and deposits                                                  44,096                4,496
   Available-for-sale investments                                                 32,625               32,625
                                                                          --------------       --------------
       Total current assets                                                      352,134              271,316




Equipment, net                                                                   270,574              315,884




Other assets:
   Goodwill, less accumulated amortization of $7,786 in
   2002 and $4,866 in 2001                                                        19,464               22,384
   Deposits                                                                        3,063                3,063
                                                                          --------------       --------------
       Total other assets                                                         22,527               25,447



                                                                          --------------       --------------

                                                                         $       645,235      $       612,647
                                                                          ==============       ==============

                            NOVA COMMUNICATIONS LTD.

                     Consolidated Balance Sheets (continued)


                                                                         September 30       December 31
                                                                               2002                2001
                                                                         ----------------     ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ---------------------------------------------

Current liabilities:
   Accounts payable                                                      $       663,234      $       508,866
   Payable to related parties                                                     22,158               20,000
   Accrued payroll and payroll related liabilities                               273,474               80,526
   Customer deposits                                                              21,894               27,337
   Income taxes payable                                                                -                    -
   Other accrued liabilities                                                           -                    -
   Long-term obligations, due within one year                                    119,746                7,582
   Net liabilities of discontinued operations                                          -            4,720,840
                                                                          --------------       --------------
       Total current liabilities                                               1,100,506            5,365,151

Long-term obligations                                                            843,609              843,191

Notes payable to related parties                                                 625,000            1,075,000

Commitments

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000 shares                         -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares; outstanding
    46,958,181,shares in 2002 and 31,428,458 shares in 2001                       46,958               31,429
   Common stock to be issued                                                           -               20,000
   Additional paid-in capital                                                 13,797,842           13,075,523
   Retained deficit                                                          (15,303,548)         (19,332,515)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (465,132)
                                                                          --------------       --------------
       Total stockholders equity (deficit)                                    (1,923,880)          (6,670,695)
                                                                          --------------       --------------

                                                                         $       645,235       $      612,647
                                                                          ==============       ==============

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)


                                                                                  For The Nine Months
                                                                                   Ended September 30
                                                                                   2002              2001
                                                                                -------------    ------------
Revenues                                                                       $   6,045,370    $  2,126,600

Cost of revenues                                                                   5,098,709       1,925,225
                                                                                -------------    ------------

Gross margin                                                                         946,661         201,375

Operating expenses:
   Selling                                                                           287,661         157,149
   Operating                                                                         389,761         259,175
   General and administrative                                                        334,238         489,668
   Consulting fees (paid by stock issuance)                                          573,169               -
                                                                                -------------    ------------
       Total operating expenses                                                    1,584,829         905,992
                                                                                -------------    ------------

Loss from operations                                                                (638,168)       (704,617)

Other income (expenses):
   Interest, net                                                                     (80,237)        (93,608)
                                                                                -------------    ------------
       Total other income (expenses)                                                 (80,237)        (93,608)
                                                                                -------------    ------------

Loss before provision (benefit) for income taxes                                    (718,405)       (798,225)

Provision (benefit) for income taxes                                                       -               -
                                                                                -------------    ------------

Net loss of continuing operations                                                   (718,405)       (798,225)

Net loss of discontinued operations                                                 (775,336)     (1,871,879)
Gain on sale of discontinued operations                                            5,522,708               -

Net income (loss)                                                              $   4,028,967    $ (2,670,104)
                                                                                =============    ============

Net income (loss) per common share                                             $       .0980    $     (.1285)
                                                                                =============    ============


Unrealized holding gain (loss) on available-for-sale investments                           -         (54,375)
                                                                                -------------    ------------

Comprehensive income (loss)                                                    $   4,028,967    $ (2,724,479)
                                                                                =============    ============

Comprehensive income (loss) per common share                                   $       .0980    $      (1311)
                                                                                =============    ============

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

                                                                                  For The Three Months
                                                                                   Ended September 30
                                                                                   2002              2001
                                                                                -------------    ------------
Revenues                                                                       $   1,872,947    $  1,045,160

Cost of revenues                                                                   1,517,807         978,168
                                                                                ------------     ------------

Gross margin                                                                         355,140          66,992

Operating expenses:
   Selling                                                                            93,585         101,336
   Operating                                                                         138,613         116,079
   General and administrative                                                        101,068         262,706
   Consulting fees (paid by stock issuance)                                          (14,230)              -
                                                                                -------------    ------------
       Total operating expenses                                                      319,036         480,121
                                                                                -------------    ------------

Income (loss) from operations                                                          36,104       (413,129)

Other income (expenses):
   Interest, net                                                                     (26,336)        (13,819)
                                                                                -------------    ------------
       Total other income (expenses)                                                 (26,336)        (13,819)
                                                                                -------------    ------------

Income (loss) before provision (benefit) for income taxes                               9,768       (426,948)

Provision (benefit) for income taxes                                                       -               -
                                                                                -------------    ------------

Net income (loss) of continuing operations                                             9,768        (426,948)

Net loss of discontinued operations                                                 (171,845)       (697,309)
Gain on sale of discontinued operations                                            5,522,708               -

Net income (loss)                                                              $   5,360,631    $ (1,124,257)
                                                                                =============    ============

Net income (loss) per common share                                             $       .1154    $     (.0517)
                                                                                =============    ============


Unrealized holding gain (loss) on available-for-sale investments                           -         (54,375)
                                                                                -------------    ------------

Comprehensive income (loss)                                                    $   5,360,631    $ (1,178,632)
                                                                                =============    ============

Comprehensive income (loss) per common share                                   $       .1154    $      (0542)
                                                                                =============    ============

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

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


         BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Nova and its subsidiary Kadfield, Inc. All intercompany accounts and transactions have been eliminated.

         As of September 30, 2002 and December 31, 2001, the Company owned 100% of Kadfield.


         INTERIM REPORTING: The Company's year-end for accounting and tax purposes is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of September 30, 2002 and for the nine months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)


1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

         IMPAIRMENT OF LONG-LIVED ASSETS: The Company and its subsidiary assess the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. During 2001, management determined that they would not be able to recover the excess purchase price over the estimated fair value of the net assets of its subsidiaries and charged to operations an expense of approximately $2,738,300 for the impairment of goodwill.

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)


1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

         ADVERTISING: The Company and its subsidiary expense the cost of advertising as incurred as selling expenses. Advertising expenses were $287,660 and $205,828 for the nine months ended Septmeber 30, 2002 and 2001 respectively.

         REPORTING COMPREHENSIVE INCOME: The Company and its subsidiary report and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that result from recognized transactions and other economic events other than transactions with owners.

         INCOME TAXES: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its subsidiary provide a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company or its subsidiary will not realize tax assets through future operations.

         SEGMENT REPORTING: The Company and its subsidiary report information about operating segments and related disclosures about product and services, geographic areas and major customers in annual and interim consolidated financial statements under Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by Management in deciding how to allocate resources and in assessing performance.

         NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 46,958,181 for the nine months ended September 30, 2002 (21,734,672 for 2001). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

         CONCENTRATION RISK: Kadfield Inc. grants nominal credit to customers throughout the United States. Because the majority of Kadfield's revenue is generated through credit card sales the granting of credit to selected customers is not considered a significant risk.

         SIGNIFICANT RISKS AND UNCERTAINTIES: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectability of notes receivable, net realizable value of inventories and estimated fair value of investments. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.


2.       Operations
         ----------

         The Company, through June 30, 2002, had experienced recurring losses from operations and as of September 30, 2002 had a working capital deficit of $748,372 ($5,093,835 at December 31, 2001) and a net capital deficiency of $1,923,880 ($6,670,695 at December 31, 2001).

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

2.       Operations (continued)
         ----------------------

         On July 1, 2002 Nova sold, for $1.00, its entire interest in Communications 2000, Inc. This resulted in an increase in earnings of $5,522,708 during the quarter and an improvement of $5,386,536 in net equity as of September 30,2002. All operations, except for the loss from discontinued operations, including all of the assets and liabilities of Communications 2000, Inc., have been deleted from the reports for the year ended December 31, 2001, the six months ended June 30, 2002 and the nine months ended September 30, 2002.

         Nova has made an offer to acquire a data storage facility company currently operating in Chapter 11. Nova believes that it will be able to provide managerial assistance to this company in order for them to achieve profitable operations. There can be no assurances that Nova's offer for this company will be accepted.

         The Company and its principal subsidiary, continue to suffer from a working capital shortage. Their efforts to raise additional working capital continue. The Company believes the above actions, events and other factors will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. Kadfield Inc., through September 30, 2002 is cash flow positive, but lacks the necessary working capital to achieve its business plan.

3.       Business combination
         --------------------

         Effective October 1, 2000, Nova acquired Communications 2000, Inc., dba TEC-networks, in a business combination accounted for as a purchase. TEC-networks engaged in the sale, installation and service of business communications systems, including computer networking and voice, data and voice-over-the-Internet communications. TEC-networks began its business during 1995 in Torrance, CA (Los Angeles area) and holds a national distributorship agreement with Nortel Networks, in addition to maintaining supplier relationships with several other major equipment manufacturers and wholesalers. Prior to the business combination, the principal stockholder of TEC-networks was a stockholder of Nova and Nova was providing management services to TEC-networks. The general state of the economy, and the telecom sector specifically, led to the belief that obtaining the necessary capital to support Communications 2000, Inc.'s business plan would not happen timely and therefore the decision was made to dispose of the entity, as described above.

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

3.       Business combination (continued)
         --------------------------------

         Also effective October 1, 2000, Communications 2000 acquired Kadfield, Inc. of Redondo Beach, CA. On December 31, 2001, Kadfield, Inc. was acquired from Communications 2000, Ind and became a wholly owned subsidiary of Nova Communications. Ltd. Kadfield, Inc. engages in the retail sale of computer and electronic equipment by direct sale and via the Internet under the trade name of "BuyMicro". Its customers are located nationwide.


4.       Investments
         -----------

         All of the Company's investments are considered by Management to be available-for-sale investments. The following is a summary of investment securities:

                                                                                  June 30        December 31
                                                                                   2002            2001
                                                                                -------------    ------------
                  Corporate securities:
                      Amortized cost                                           $     497,757    $    497,757
                      Gross unrealized losses                                       (465,132)       (465,132)
                                                                                -------------    ------------
                         Estimated fair value                                  $      32,625    $     32,625
                                                                                =============    ============

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

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

5.       Equipment
         ---------

         Equipment consisted of the following:
                                                                                September 30     December 31
                                                                                   2002             2001
                                                                                -------------    ------------
           Office furniture, equipment and
           computer software net of accumulated
           depreciation                                                        $     270,574    $    315,884

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

6.       Long-term obligations
         ---------------------

         Long-term obligations consisted of the following:                        September 30    December 31
                                                                                     2002            2001
                                                                                --------------   -----------
           Note payable and accrued interest payable to PFK
            Development Group, secured by 337,500 shares
            of Legal Club stock, borrowings bear interest at
            10% per annum, borrowings and accrued interest
            are due December 2003.                                             $     718,927    $    666,427

            Capitalized lease obligations                                            244,428         184,346
                                                                                -------------    ------------
                                                                                     963,355         850,773
            Less principal due within one year                                      (119,746)         (7,582)
             ---------------------------
              Long-term obligations                                            $     843,609    $    843,191
                                                                                =============    ============

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

7.       Notes payable to related parties
         --------------------------------

         Notes payable to related parties consisted of the following:
                                                                                September 30     December 31
                                                                                    2002             2001
                                                                                -------------    ------------
           Note payable to Palaut Management, Inc. in
             exchange for management consulting services,
             unsecured and non-interest bearing, due June
             2003.  Palaut Management, Inc. is controlled by
             close family members of a stockholder of Nova.                    $     625,000    $    625,000



8.       Income taxes
         ------------

         The components of the provision for income taxes are as follows:

                                                                                September30      December31
                                                                                   2002             2001
                                                                                -------------    ------------
           State of California                                                 $           -    $        800
                                                                                -------------    ------------

              Currently provision (benefit)                                    $           -    $        800
                                                                                =============    ============

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)

9.       Other related party transactions
         --------------------------------

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

                          Notes to Financial Statements

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These results include the operations of the Company and its consolidated subsidiary for the nine months ended September 30, 2002 and September 30, 2001.

Net income, comprehensive income, net income per common share and comprehensive income per common share:

         Net income and comprehensive loss for the nine months ended September 30, 2002 was $4,028,967, an increase of $6,699,071 compared with a loss of $(2,724,4797) for the same nine months of 2001. As a result, net income per share and comprehensive loss per share for the nine months ended September 30, 2002 was $.098, a loss decrease of $.23 per share compared with a loss of $(.1311) for the same nine months of 2001.

         Net income and comprehensive loss for the three months ended September 30, 2002 was $5,360,631, a loss decrease of $6,539,263 compared with a loss of $(1,178,632) for the same three months of 2001. As a result, net loss per share and comprehensive loss per share for the three months ended September 30, 2002 was $.1154, a loss decrease of $.17 per share compared with a loss of $(.0542) for the same three months of 2001.

Revenues

         Net revenues for the nine months ended September 30, 2002 were $6,045,370, an increase of $3,918,770 compared with $2,2126,600 for the same nine months of 2001. Sales of computer and electronic equipment for the nine months ended September 30, 2002 were $6,193,540,, an increase of $3,969,006 compared with $2,224,534 for the same nine months of 2001.

         Net revenues for the three months ended September 30, 2002 were $1,872,947, an increase of $827,787 compared with $1,045,160 for the same three months of 2001. Sales of computer and electronic equipment for the three months ended September 30, 2002 were $1,945,318 an increase of $879,023 compared with $1,066,295 for the same three months of 2001. .

                            NOVA COMMUNICATIONS LTD.

                          Notes to Financial Statements

Cost of revenues and gross margin

         Cost of revenues for the nine months ended September 30, 2002 was $5,098,709, or 84.34% of net revenues. Gross margin for the nine months ended September 30, 2002 was $946,661, an increase of $745,286 compared with $201,375 for the same nine months of 2001.

         Cost of revenues for the three months ended September 30, 2002 was $1,517,807, or 90.53% of net revenues. Gross margin for the three months ended September 30, 2002 was $355,140 an increase of $222,148 compared with $66,992 for the same three months of 2001.

Operating expenses

         Operating expenses for the nine months ended September 30, 2002 were $1,584,829, an increase of $67108,837 compared with $905,992 for the same nine months of 2001. In 2002, operating expenses included $587,399 in consulting fees compared with $-0- in 2001. These fees were incurred for professional services in connection with promoting the Company's businesses and its efforts to raise working capital. Shares of common stock in the Company were exchanged for these services, and their value was determined using the market bid price quotation on the date of the respective issues. Without this item, other operating expenses for the nine months increased $105,668 from 2001 to 2002, primarily as a result of increased advertising costs.

         Operating expenses for the three months ended September 30, 2002 were $319,036, a decrease of $138,915 compared with $480,121 for the same three months of 2001.

         The company has included in net loss of discontinued operations the amount of $150,000 which represents a potential liability of unpaid payroll taxes, for a previously discontinued operation, which the company has agreed to indemnify its previous president against if he is so assessed by the Internal Revenue Service.

Other income (expenses)

         Net interest expense for the nine months ended September 30, 2002 was $80,237, a decrease of $13,371 compared with $93,608 for the same nine months of 2001.

         Net interest expense for the three months ended September 30, 2002 was $26,336, an increase of $12,517 compared with $13,819 for the same three months of 2001.

OPERATING STRATEGIES AND COST REDUCTIONS

         The Company and its subsidiary have been hampered in their operations during 2002 and 2001 by a shortage of working capital. Despite engaging the services of several investment bankers and professional fundraisers, only $92,000 has been raised from the

                            NOVA COMMUNICATIONS LTD.

                          Notes to Financial Statements

sale of shares during 2002 to outside parties ($31,383 during 2001). The Company's growth and strategic operating plans for TEC-networks were predicated upon raising $2,000,000 to $4,000,000 in working capital during the first half of 2001. Without adequate working capital, TEC-networks was unable able to expand its sales presence as planned. It was also not able to sponsor levels of advertising programs necessary to create a significant number of leads for its existing sales force.

         Decisions were made in late 2001 to close the Tampa, FL and Concord, CA offices of TEC-networks, as cost reduction measures. The Tampa, FL location was closed on February 15, 2002, and the Concord, CA office was closed on February 28, 2002. Lease agreements on these locations were simultaneously cancelled. Compensation agreements with remaining sales agents were converted to a modest base salary with performance-based incentives. Although these changes were invoked TEC-networks was unable to generate sufficient revenue to make it a viable operation and it was sold on July 1, 2002.

         Kadfield, Inc., operating as BuyMicro, was successful in increasing its lines of credit with its suppliers during 2001. It also has focused a portion of its business in large systems that are financed under capital lease arrangements for its customers. Its operations have been profitable since the fourth quarter of 2001.

         The Company and its principal subsidiary, Kadfield, Inc , continue to suffer from a working capital shortage. The effort to raise additional working capital continues. Although Kadfield, Inc. is operating profitably, additional capital is required to enable it to attain its business plan. New product lines are being added to its business plan and an active effort is underway to acquire additional lines and or other business that will be synergistic with Kadfield's plan. The Company believes the above actions, events and other factors will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing.

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

3(3)(i)(2)      First Colonial Ventures, Ltd. Amendment to Articles of
                Incorporation - August 12, 1985 (Incorporated by reference)

3(3)(i)(3)      First Colonial Ventures, Ltd. Amendment to Articles of
                Incorporation -September 3, 1985 (Incorporated by reference)

3(3)(i)(4)      First Colonial Ventures, Ltd. Amendment to Articles of
                Incorporation -February 3, 1992 (Incorporated by reference)

3(3)(ii)(1)     Bylaws (Incorporated by reference)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K where filed during the period covered by this report.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:


November 30, 2002


    /s/  KENNETH D. OWEN
-----------------------------
Kenneth D. Owen                                 President and Director



November 30, 2002


    /s/  LESLIE I. HANDLER
-----------------------------
Leslie I. Handler                               Assistant Secretary and Director