Form 10KSB
period 2002-12-31
NOVA COMMUNICATIONS LTD
filed 2003-04-16
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


/X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  DECEMBER 31, 2002

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For transition period from _____________to______________

                        Commission File Number: 2-98014-D

                            NOVA COMMUNICATIONS LTD.
                    (formerly First Colonial Ventures, Ltd.)
                    ----------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                              95-4756822
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                            Identification Number)

                 370 Amapola Ave., Suite 202, TORRANCE, CA 90501
                 -----------------------------------------------
                    (Address of principal executive offices)
                    Issuer's telephone number (310) 642-0200

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

Issuer's revenues for its most recent fiscal year:  $7,890,400

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 28, 2003 was $469,582 based on the average bid and ask prices during January and February, 2003.

The issuer had 46,958,180 shares of common stock outstanding as of December 31, 2002.

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

         (c) Narrative Description of Business

         The Company continues to seek a new strategic course, which was begun during 2000, based on its firm belief that e-commerce and communications will provide substantial opportunities over the next five years. The Company and its subsidiaries have been hampered in their operations throughout 2002 and 2001 by a shortage of working capital. It continues to seek new working capital sources. When its efforts are successful, it will again focus on expanding the operations of Kadfield, Inc., a consolidated subsidiary, through strategic alliances.

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

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the year ended December 31, 2002 include the accounts of Communications 2000, Inc. from January 1 through June 30, 2002 as Loss on Discontinued Operations of $(775,336). The financial statements for the year ended December 31, 2002 also include a Gain on Sale of Discontinued Operations of $5,522,708. The financial statements for the year ended December 31, 2001 have been restated to reflect the accounts of Communications 2000, Inc. as Loss on Discontinued Operations of

$(6,727,345). The Company's Balance Sheet at December 31, 2001 has been restated to present the net liabilities of Communications 2000 as Net Liabilities of Discontinued Operations of $4,720,840. All significant intercompany transactions have been eliminated.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive and administrative office is located at 370 Amapola Ave., Suite 202, Torrance, California 90501, where the Company utilizes approximately 800 square feet of 4,000 square feet being leased by Kenneth D. Owen.

ITEM 3.  LEGAL PROCEEDINGS

         (a) During the year ended December 31, 2002, neither the Company nor its subsidiaries were a party to or the subject of any material legal proceedings. Kadfield, Inc. is defendant in several collection actions. The Company and its subsidiaries have accrued all known liabilities in accounts payable and other current liabilities at December 31, 2002.

         (b) On October 21, 1997, the Securities Exchange Commission obtained an order directing a private investigation and designating officers to take testimony. On February 3, 2000, the Company and Murray W. Goldenberg personally, submitted an Offer of Settlement in this administrative proceeding. On April 10, 2000 the Commission deemed it appropriate to accept the Offers of Settlement and ordered that pursuant to Section 9(f) of the Investment Company Act, Section 8A of the Securities Act and Section 21C of the Exchange Act, the Company cease and desist from committing or causing any violation and any future violation of Sections 23(b), 31(a) and 55(a) of the Investment Company Act and Rule 31a-1 thereunder, Section 5(a) and 5(c) of the Securities Act and Section 13(a) of the Exchange Act and Rules 13(a)-1 and 13a-13 hereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  Market Information:

         The equity securities of the Company are quoted on the NASDAQ Over-The-Counter Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the Company's common stock for the years ending December 31, 2002 and December 31, 2001. These over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The 2002 information was obtained April 11, 2003, from Allstocks.Com (BigCharts). The 2001 information was obtained on March 12, 2002, from American On-Line (Standard & Poors Comstock).
                                               2002 SALES PRICES
                                               -----------------
COMMON  STOCK                                  LOW          HIGH
--------------                                 ---          ----

Q1-2002                                       $.07         $.24
Q2-2002                                        .018         .08
Q3-2002                                        .045         .01
Q4-2002                                        .008         .03

                                               2001 SALES PRICES
                                               -----------------
COMMON  STOCK                                   LOW         HIGH
--------------                                  ---         ----

Q1-2001                                       $.09          $.50
Q2-2001                                        .10           .44
Q3-2001                                        .045          .32
Q4-2001                                        .05           .31

         (b)                                   Approximate Number
                                               of Record Holders
Title of Class                                 (as of December 31, 2002)
--------------                                 ------------------------

Common Stock,
$.001 Par Value                                       850

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

ITEM 6.  SELECTED FINANCIAL DATA

         The financial statements for the years ended December 31, 2002 and 2001 are filed under Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These results include the operations of the Company and its consolidated subsidiaries for the years 2002 and 2001. The Company sold one of its two principal operating subsidiaries at mid-year 2002. The financial statements for the year ended December 31, 2002 include the accounts of Communications 2000, Inc. from January 1 through June 30, 2002 as Loss on Discontinued Operations of $(775,336). The financial statements for the year ended December 31, 2002 also include a Gain on Sale of Discontinued Operations of $5,522,708. The financial statements for the year ended December 31, 2001 have been restated to reflect the accounts of Communications 2000, Inc. as Loss on Discontinued Operations of $(6,727,345). The Company's Balance Sheet at December 31, 2001 has been restated to present the net liabilities of Communications 2000 as Net Liabilities of Discontinued Operations of $4,720,840. The Company has experienced recurring losses from operations and as of December 31, 2002 had a working capital deficit of $914,540 and a net capital deficiency of $2,128,732.

Comprehensive net income and comprehensive net income per common share

         Comprehensive net income for 2002 was $3,824,115, an increase of $11,482,648 compared with a net loss of ($7,658,533) for 2001. As a result, comprehensive net income per share for 2002 was $.0898, an increase of $.4328 per share compared with a comprehensive net loss per share of ($.3430) for 2001.

Net revenues

         Net revenues from continuing operations for 2002 were $7,890,400, an increase of $3,792,684 compared with $4,097,716 for 2001. Net revenues increased as a result of increased revenues of Kadfield, Inc..

Cost of sales and gross margin

         Cost of sales of continuing operations for 2002 was $6,754,486, or 85.6% of net revenues. Cost of sales of continuing operations for 2001 was $3,320,223, or 81.0% of net revenues. Gross margin for 2002 was $1,135,914 an increase of $358,421 compared with $777,493 for 2001.

Operating expenses

         Operating expenses of continuing operations for 2002 were $1,957,999, an increase of $408,292 compared with $1,549,707 for 2001. Operating expenses increased as a result of consulting fees paid by stock issuance of $573,169. Depreciation and amortization, components of operating expenses, for 2002 and 2001 were $64,305.

 Net interest expense

         Net interest expense of continuing operations for 2002 was $101,172, a decrease of $3,427 compared $104,599 for 2001.

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

         Decisions were made in late 2001 to close the Tampa, FL and Concord, CA offices of Communications 2000, as cost reduction measures. The Tampa, FL location was closed on February 15, 2002, and the Concord, CA office was closed on February 28, 2002. Lease agreements on these locations were simultaneously cancelled. Compensation agreements with remaining sales agents have been converted to a modest base salary with performance-based incentives. During the first half of 2002, Communications 2000 retained its ability to sell and install telecommunications systems on a nationwide basis from its Torrance, CA location. Equipment is shipped to a customer's location where it is installed by Torrance-based technicians or outside contractors.

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the year ended December 31, 2002 include the accounts of Communications 2000, Inc. from January 1 through June 30, 2002 as Loss on Discontinued Operations of $(775,336). The financial statements for the year ended December 31, 2002 also include a Gain on Sale of Discontinued Operations of $5,522,708. The financial statements for the year ended December 31, 2001 have been restated to reflect the accounts of Communications 2000, Inc. as Loss on Discontinued Operations of $(6,727,345). The Company's Balance Sheet at December 31, 2001 has been restated to present the net liabilities of Communications 2000 as Net Liabilities of Discontinued Operations of $4,720,840.

         Kadfield, Inc., operating as BuyMicro, was successful in increasing its lines of credit with its suppliers during 2002and 2001. It also has focused a portion of its business in large systems that are financed under capital lease arrangements for its customers. Its operations have been profitable since the fourth quarter of 2001.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) (b) The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company as of December 31, 2002. All of the directors will serve until the next annual meeting of the shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers serve at the discretion of the Board of Directors. A brief description of the business experience of each director and executive officer during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws are also provided.

NAME                     AGE     POSITION(S)             DIRECTOR SINCE

Kenneth D. Owen          39      President and           June 28, 1999
                                 Director

Leslie I. Handler        65      Assistant Secretary     August 27, 1991
                                 and Director

Bryce Sherwood           50      Director                September 30, 2000

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

         Leslie I. Handler - Treasurer and Director -
Leslie I Handler has been a Director of the Company since August 27, 1991. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance subsidiary of Far West Federal Bank, Portland, Oregon. Mr. Handler is an experienced senior manager with more than 30 years of experience with asset-based lending organizations. Since 1993, Mr. Handler has been a consultant to the banking industry.

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

ITEM 11.  EXECUTIVE COMPENSATION

(a)      (1)  Cash Compensation Table

Name & Principal          Year      Principal Annual  All Other Compensation
Position                            Compensation

Kenneth D. Owen          2002       $   90,000               $ Nil
President & Director     2001          180,000                6,875 (1)
                         2000           48,306                Nil

Murray W. Goldenberg     2002       $        -                Nil
Former President         2001                -                9,625 (3)
                         2000          123,750                Nil
                         1999          165,000                Nil
                         1998          165,000                Nil
                         1997          165,000                Nil

Leslie I. Handler        2002                                 Nil
Treasurer & Director     2001                -                16,500 (1 & 2)
                         2000                -                111,350 (4)
                         1999                -                Nil
                         1998                -                Nil
                         1997             8,275               Nil

Bryce Sherwood           2002                -                Nil
Director                 2001                -                6,875 (1)
                         2000                -                Nil

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

Compensation Arrangements:

         Mr. Owen was employed by Communications 2000 under the terms of a three-year employment agreement effective June 1, 2000. The agreement provided for an annual base compensation of $180,000 plus an annual bonus equal to 1% of the gross revenue of Communications 2000, provided that this bonus can not exceed the entity's net pre-tax income as computed before calculating and accruing the bonus. Mr. Owen earned $90,000 during the first half of 2002, $180,000 during 2001 and $48,306 between October 1 and December 31, 2000 under this agreement. Mr. Owen was paid $49,440 during the first half of 2002 and the balance of $41,560 was accrued to his note payable account. Mr. Owen was paid $120,000 during 2001 and the balance of $60,000 was accrued to his note payable account.

         During the periods 1997 through June 14, 2000, the services of Murray
W. Goldenberg were compensated pursuant to a month-to-month consulting agreement with Palaut Management Ltd. ("Palaut"). On June 15, 2000, the Company entered into a three-year agreement with Palaut that requires Palaut to provide the Company with the services of personnel to act in the capacities of Chief Executive Officer, Chief Financial Officer and Administrative Assistant. Compensation to Palaut pursuant to this agreement will be $205,000 annually. The services of Mr. Goldenberg are provided as a management consultant to the Company under the terms of this agreement. Palaut was paid $34,894 during 2002 and the balance of $170,106 was accrued in accounts payable Palaut was paid $105,500 during 2001 and the balance of $99,500 was accrued in accounts payable.

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

         As of December 31, 2002, the Company had authorized 500,000,000 shares of its common stock, $.001 par value (the "common stock"), 46,958,180 shares of which were issued at December 31, 2002, and 10,000,000 shares of its preferred stock, no par value, none of which were issued. The Company's Board of Directors has the authority, without approval of the shareholders, to issue all or any portion of the authorized shares of preferred stock in one or more series, and to determine the preferences as to dividends, redemption and liquidation, conversion rights, and other rights of such series, which may carry rights superior to those of the common stock. The holders of shares of preferred stock shall not have any voting rights except as specifically required by law.

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 2002. Listed below are (a) the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person or entity, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock so owned, by each director and by all directors and officers of the Company as a group. Each such person or entity has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of            Amount and Nature          Percent of
Beneficial Owner               of Beneficial Ownership    Shares of
                                                          Common Stock

Kenneth D. Owen                None                              -
President and Director
31913 Taylor Road
Thousand Palms, CA  92276

Leslie I. Handler              1,640,000 (1)                  3.49%
Treasurer and Director
382 Running Springs Drive
Palm Desert, CA 92276

Bryce Sherwood                 125,000                    Less than 1%
Director
7517 Taylor Trace
Battle Creek, MI 49017

All Directors and              1,765,000                      3.76%
Officers as a Group
(3 persons)

Cede & Co.                     27,074,162                    57.66%
P.O. Box 222
New York, NY 10274

Scot Hart                      3,000,000                      6.39%
915 Terminal Way
San Carlos, CA 94070

Penson Financial Services      3,000,000                      6.39%
1700 Pacific Ave., Suite 1400
Dallas, TX 75201

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

3(3) (2) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - August 12, 1985 (Incorporated by reference)

3(3) (3) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - September 3, 1985 (Incorporated by reference)

3(3) (4) First Colonial Ventures, Ltd. Amendment to Articles of Incorporation - February 3, 1992 (Incorporated by reference)

3(3)(ii)(1)  Bylaws (Incorporated by reference)

3(13)        Form 10QSB - March 31, 2002, June 30, 2002 and September 30, 2002
             (Incorporated by reference)

(b) No reports on Form 8-K where filed during the last quarter of the period covered by this report.

SIGNATURES:

In accordance with Section 13 or 15 (d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOVA COMMUNICATIONS LTD.
         (Company)

Date:  April 15, 2003




By:   /s/KENNETH D. OWEN
      ------------------
         Kenneth D. Owen,
         President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:

April 15, 2003



/s/  KENNETH D. OWEN                    President and Director
--------------------------
Kenneth D. Owen

April 15, 2003



/s/  LESLIE I. HANDLER                  Treasurer and Director
--------------------------
Leslie I. Handler

April 15, 2003



/s/  BRYCE SHERWOOD                     Director
-----------------------
Bryce Sherwood

FORM 10-KSB CERTIFICATION

         I, Kenneth D. Owen, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Nova Communications Ltd.

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  April 15, 2003



         By:  /s/KENNETH D. OWEN
            --------------------
         Kenneth D. Owen,
         President



                 STATEMENT OF CHIEF EXECUTIVE OFFICER REGARDING
            FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Kenneth D. Owen, state and certify as follows:

         The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Nova Communications Ltd.

         This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Date:  April 15, 2003



By:   /s/KENNETH D. OWEN
      --------------------
         Kenneth D. Owen,
         Chief Executive Officer and President

                            NOVA COMMUNICATIONS LTD.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)




              NOTE: THE COMPANY IS INCLUDING UNAUDITED, INTERNALLY-PREPARED FINANCIAL STATEMENTS FOR 2002 IN ORDER TO ACHIEVE A TIMELY FILING. THIS FILNG WILL BE AMENDED AFTER THE COMPANY'S OUTSIDE AUDITOR COMPLETES HIS REVIEW AND REPORT.

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets
                                   (UNAUDITED)

                                                                          December 31        December 31
                                                                               2002                2001
                                                                         ----------------     ----------------
                                  ASSETS

Current assets:
   Cash                                                                  $       161,129      $       101,345
   Accounts receivables, less allowance for uncollectible
    accounts of $38,015 in 2002 and $6,885 in 2001                                28,003               93,404
   Notes receivable                                                               31,276               39,446
   Inventories                                                                         -                    -
   Prepaid expenses and deposits                                                  21,123                4,496
   Available-for-sale investments                                                 32,625               32,625
                                                                          --------------       --------------
       Total current assets                                                      274,156              271,316




Equipment, net                                                                   255,472              315,884




Other assets:
   Goodwill, less accumulated amortization of $8,789 in
    2002 and $4,866 in 2001                                                       18,491               22,384
   Deposits                                                                        3,063                3,063
                                                                          --------------       --------------
       Total other assets                                                         21,554               25,447





                                                                         $       551,182      $       612,647
                                                                          ==============       ==============


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                     Consolidated Balance Sheets (continued)

                                   (UNAUDITED)
                                                                    December 31          December 31
                                                                        2002                2001
                                                                  ----------------     ----------------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------
Current liabilities:
   Accounts payable                                               $       771,037      $       508,866
   Payable to related parties                                              22,167               20,000
   Accrued payroll and payroll related liabilities                        255,368               80,526
   Customer deposits                                                       24,538               27,337
   Income taxes payable                                                         -                    -
   Other accrued liabilities                                                    -                    -
   Long-term obligations, due within one year                             118,586                7,582
   Net liabilities of discontinued operations                                   -            4,720,840
                                                                   --------------       --------------
       Total current liabilities                                        1,191,696            5,365,151

Long-term obligations                                                     863,218              843,191

Notes payable to related parties                                          625,000            1,075,000

Commitments

Stockholders' equity (deficit):
   Preferred stock; no par value; authorized 10,000,000
    shares                                                                      -                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 46,958,180,shares in
    2002 and 31,428,458 shares in 2001                                     46,958               31,429
   Common stock to be issued                                                    -               20,000
   Additional paid-in capital                                          13,797,842           13,075,523
   Retained deficit                                                   (15,508,400)         (19,332,515)
   Unrealized holding loss from available-for-sale
    investments                                                          (465,132)            (465,132)
                                                                   --------------       --------------
       Total stockholders equity (deficit)                             (2,128,732)          (6,670,695)
                                                                   ---------------      ---------------

                                                                  $       551,182       $      612,647
                                                                   ===============      ===============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)

                                                                      For The Year Ended
                                                                      Ended December 31
                                                                     2002              2001
                                                                  -----------     -----------
Revenues                                                          $ 7,890,400     $ 4,097,716

Cost of revenues                                                    6,754,486       3,320,223
                                                                  -----------     -----------

Gross margin                                                        1,135,914         777,493

Operating expenses:
   Selling                                                            397,196         237,299
   Operating                                                          504,166         411,340
   General and administrative                                         483,468         901,068
   Consulting fees (paid by stock issuance)                           573,169               -
                                                                  -----------     -----------
       Total operating expenses                                     1,957,999       1,549,707
                                                                  -----------     -----------

Loss from operations                                                 (822,085)       (772,214)

Other income (expenses):
   Interest, net                                                     (101,172)       (104,599)
                                                                  -----------     -----------
       Total other income (expenses)                                 (101,172)       (104,599)
                                                                  -----------     -----------

Loss before provision (benefit) for income taxes                     (923,257)       (876,813)

Provision (benefit) for income taxes                                        -               -
                                                                  -----------     -----------

Net loss of continuing operations                                    (923,257)       (876,813)

Net loss of discontinued operations                                  (775,336)     (6,727,345)
Gain on sale of discontinued operations                             5,522,708               -

Net income (loss)                                                 $ 3,824,115     $(7,604,158)
                                                                  ===========     ===========

Net income (loss) per common share                                $     .0898     $    (.3400)
                                                                  ===========     ===========

Unrealized holding gain (loss) on available-for-sale investments             -        (54,375)
                                                                  ===========     ===========

Comprehensive income (loss)                                       $ 3,824,115     $(7,658,533)
                                                                  ===========     ===========

Comprehensive income (loss) per common share                      $     .0898     $    (.3430)
                                                                  ===========     ===========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

            Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)


                                                                     For The Three Months
                                                                      Ended December 31
                                                                     2002              2001
                                                                  -----------     -----------
Revenues                                                          $ 1,845,030     $ 1,971,116

Cost of revenues                                                    1,655,777       1,394,998
                                                                  -----------     -----------

Gross margin                                                          189,253         576,118

Operating expenses:
   Selling                                                            109,535          80,150
   Operating                                                          114,405         152,165
   General and administrative                                         149,230         411,400
   Consulting fees (paid by stock issuance)                                 -               -
                                                                  -----------     -----------
       Total operating expenses                                       373,170         643,715
                                                                  -----------     -----------

Income (loss) from operations                                        (183,917)        (67,597)

Other income (expenses):
   Interest, net                                                      (20,935)        (10,991)
                                                                  -----------     -----------
       Total other income (expenses)                                  (20,935)        (10,991)
                                                                  -----------     -----------

Income (loss) before provision (benefit) for income taxes            (204,852)        (78,588)

Provision (benefit) for income taxes                                        -               -
                                                                  -----------     -----------

Net income (loss) of continuing operations                           (204,852)        (78,588)

Net loss of discontinued operations                                         -      (4,855,466)
Gain on sale of discontinued operations                                     -               -
                                                                  -----------     -----------
Net income (loss)                                                 $  (204,852)    $(4,934,054)
                                                                  ===========     ===========

Net income (loss) per common share                                $     .0044     $    (.1770)
                                                                  ===========     ===========

Unrealized holding gain (loss) on available-for-sale investments            -               -
                                                                  -----------     -----------

Comprehensive income (loss)                                       $  (204,852)    $(4,934,054)

Comprehensive income (loss) per common share                      $     .0044     $    (.1770)
                                                                  ===========     ===========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


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

         Basis of consolidation: The consolidated financial statements include the accounts of Nova and its subsidiary, Kadfield, Inc. All intercompany accounts and transactions have been eliminated. As of December 31, 2002 and 2001, the Company owned 100% of Kadfield.

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the year ended December 31, 2002 include the accounts of Communications 2000, Inc. from January 1 through June 30, 2002 as Loss on Discontinued Operations of $(775,336). The financial statements for the year ended December 31, 2002 also include a Gain on Sale of Discontinued Operations of $5,522,708. The financial statements for the year ended December 31, 2001 have been restated to reflect the accounts of Communications 2000, Inc. as Loss on Discontinued Operations of $(6,727,345). The Company's Balance Sheet at December 31, 2001 has been restated to present the net liabilities of Communications 2000 as Net Liabilities of Discontinued Operations of $4,720,840. All significant intercompany transactions have been eliminated.

         Cash and cash concentrations: For purposes of the statement of cash flows, the Company and its subsidiary consider cash equivalents to be highly liquid instruments with original due dates within three months of the date purchased.

         The Company and its subsidiary place their cash in financial institutions and, at various times throughout the year, cash held in these accounts has exceeded Federal Deposit Insurance Corporation limits. Neither the Company nor its subsidiary have experienced any losses as a result of these cash concentrations.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


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

         Goodwill: Goodwill represents the excess purchase price over the estimated fair value of the net assets of its subsidiary. Amortization is computed using the straight-line method over seven years.

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


1. Business and summary of significant accounting policies (continued)
----------------------------------------------------------------------

         Revenue recognition: Revenue from Nova's managerial assistance services is recognized when services are rendered. Revenue from service of business communications systems is recognized when services are rendered. Revenue from Kadfield, Inc.'s computer and electronic equipment sales is recognized when equipment is shipped to customers.

         Stock based compensation: The Company and its subsidiary account for stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123). SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25. The Company reflects each stock based compensation certificate as of its issue date in weighted average number of common stock shares outstanding calculations.

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


1. Business and summary of significant accounting policies (continued)
   -------------------------------------------------------------------

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 42,599,877 for the year ended December 31, 2002 (22,328,085 for 2001). The weighted average number of common stock shares outstanding was 46,958,180 for the quarter ended December 31, 2002 (27,883,621 for 2001). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share is anti-dilutive.

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


2. Operations
   ----------

         The Company has experienced recurring losses from operations and as of December 31, 2002 had a working capital deficit of $917,540 ($5,093,835 at December 31, 2001) and a net capital deficiency of $2,128,732 ($6,670,695 at December 31, 2001).

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


3.  Business combinations
    ---------------------

         Effective October 1, 2000, Communications 2000 acquired Kadfield, Inc. of Redondo Beach, CA. On December 31, 2001, Kadfield, Inc. became a directly-owned subsidiary of Nova Communications. Ltd. Kadfield, Inc. engages in the retail sale of computer and electronic equipment by direct sale and via the Internet under the trade name of "BuyMicro". Its customers are located nationwide.

         Also effective October 1, 2000, Nova acquired Communications 2000, Inc., dba TEC-networks, in a business combination accounted for as a purchase. TEC-networks engages in the sale, installation and service of business communications systems, including computer networking and voice, data and voice-over-the-Internet communications. TEC-networks began its business during 1995 in Torrance, CA (Los Angeles area) and holds a national distributorship agreement with Nortel Networks, in addition to maintaining supplier relationships with several other major equipment manufacturers and wholesalers Prior to the business combination, the principal stockholder of TEC-networks was a stockholder of Nova and Nova was providing management services to TEC-networks.

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the year ended December 31, 2002 include the accounts of Communications 2000, Inc. from January 1 through June 30, 2002 as Loss on Discontinued Operations of $(775,336). The financial statements for the year ended December 31, 2002 also include a Gain on Sale of Discontinued Operations of $5,522,708. The financial statements for the year ended December 31, 2001 have been restated to reflect the accounts of Communications 2000, Inc. as Loss on Discontinued Operations of $(6,727,345). The Company's Balance Sheet at December 31, 2001 has been restated to present the net liabilities of Communications 2000 as Net Liabilities of Discontinued Operations of $4,720,840.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


4.  Investments
    -----------

         All of the Company's investments are considered by Management to be available-for-sale investments. The following is a summary of investment securities:

                                                        December31
                                                   2002            2001
                                               ------------    ------------
              Corporate securities:
                  Amortized cost               $    497,757    $    497,757
                  Gross unrealized losses          (465,132)       (465,132)
                                                -----------     -----------
                     Estimated fair value      $     32,625    $     32,625
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

                    Legal Club: The Company owns 337,500 shares of common stock of Legal Club, a publicly traded, nationwide membership organization providing access to attorney services at discounted rates. The value of the Company's investment in Legal Club was determined based upon the closing bid price of their common stock.