Form 10KSB/A
period 2002-12-31
NOVA COMMUNICATIONS LTD
filed 2003-04-30
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

         AMENDMENT NO. 1 TO
/X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  DECEMBER 31, 2002

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

EXPLANATORY NOTE: THIS AMENDMENT IS FOR THE PURPOSE OF PROVIDING THE COMPANY'S AUDTED FINANCIAL STSTEMENTS. THE ORIGINAL FORM 10KSB FILED ON APRIL 16, 2003, CONTAINED UNAUDITED FINANCIAL STATEMENTS WHILE AWAITING COMPLETION OF THE AUDITED FINANCIAL STATEMENTS.

                            NOVA COMMUNICATIONS LTD.
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                      WITH
                         REPORT OF INDEPENDENT AUDITOR'S

                            NOVA COMMUNICATIONS LTD.

                     Years ended December 31, 2002 and 2001

                                    Contents




                                                                 Page
                                                                ------
Report of Independent Auditor's...............................       1

Consolidated Financial Statements:
   Balance sheets.............................................       2
   Statements of operations...................................       3
   Statements of comprehensive loss...........................       4
   Statements of changes in stockholders' equity (deficit)....       5
   Statements of cash flows...................................       6
   Notes to consolidated financial statements.................  7 - 15

                         REPORT OF INDEPENDENT AUDITOR'S


To the Stockholders
Nova Communications Ltd.

We have audited the accompanying consolidated balance sheet of Nova Communications Ltd. as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova Communications Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in accordance with U.S. generally accepted accounting principles.

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




/s/TIMOTHY L. STEERS

Timothy L. Steers
Certified Public Accountant, LLC

April 28, 2003
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets



                                                                                       December 31
                                                                         -------------------------------------
                                                                               2002                2001
                                                                         ----------------     ----------------
                                   ASSETS

Current assets:
   Cash                                                                  $       161,129      $       101,345
   Accounts receivable, less allowance for uncollectible
    accounts of $38,015 in 2002 ($6,885 in 2001)                                  28,003               93,404
   Notes receivable                                                               31,276               39,446
   Prepaid expenses and deposits                                                  21,123                4,496
   Available-for-sale investments                                                 32,625               32,625
                                                                          --------------       --------------
       Total current assets                                                      274,156              271,316







Equipment, net                                                                   194,401              241,956

Equipment of discontinued operations, net                                              -              363,277










Other assets:
   Goodwill, less accumulated amortization of $37,688
    in 2002 ($20,938 in 2001)                                                     79,562               96,312
   Deposits                                                                        3,063                3,063
   Net other assets of discontinued operations                                         -               64,015
                                                                          --------------       --------------
       Total other assets                                                         82,625              163,390
                                                                          --------------       --------------

                                                                         $       551,182      $     1,039,939
                                                                          ==============       ==============

                             See accompanying notes.

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2002                2001
                                                                         ----------------     ----------------


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ---------------------------------------------

Current liabilities:
   Accounts payable                                                      $       420,427      $       472,766
   Payable to related parties                                                     27,121               24,954
   Accrued payroll and payroll related liabilities                               255,368               74,085
   Customer deposits                                                              24,538               27,337
   Income taxes payable                                                            1,600                  800
   Other accrued liabilities                                                      46,859               21,018
   Other accrued liabilities to related parties                                  297,197              127,090
   Long-term obligations, due within one year                                    118,586               32,582
   Net current liabilities of discontinued operations                                  -            4,589,909
                                                                          --------------       --------------
        Total current liabilities                                              1,191,696            5,370,541

Long-term obligations                                                            863,218              705,966

Long-term obligations of discontinued operations                                       -              407,531

Notes payable to related parties                                                 625,000              625,000

Notes payable to related parties of discontinued operations                            -              601,596

Net Capital Deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                         -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 46,958,181 shares in 2002 (31,428,458 shares in 2001)             46,958               31,429
   Common stock to be issued                                                           -               20,000
   Additional paid-in capital                                                 13,797,842           13,075,523
   Retained deficit                                                          (15,508,400)         (19,332,515)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (465,132)
                                                                          --------------       --------------
         Net capital deficiency                                               (2,128,732)          (6,670,695)
                                                                          --------------       --------------

                                                                         $       551,182      $     1,039,939
                                                                          ==============       ==============










                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations



                                                               Years ended December 31
                                                               2002              2001
                                                         ----------------   --------------

Revenues                                                 $     7,890,400   $    4,097,716

Cost of sales                                                  6,754,486        3,320,223
                                                          --------------    -------------

Gross margin                                                   1,135,914          777,493

Operating expenses:
   Selling                                                       397,196          237,299
   General and administrative                                  1,560,003        1,312,408
                                                          --------------    -------------
     Total operating expenses                                  1,957,199        1,549,707
                                                          --------------    -------------

Loss from operations                                            (821,285)        (772,214)

Interest and loan fees, net                                      101,172          104,599
                                                          --------------    -------------

Loss before benefit for income taxes                            (922,457)        (876,813)

Provision for income taxes                                           800              800
                                                          --------------    -------------

Net loss from continuing operations                             (923,257)        (877,613)

Discontinued operations:
   Net loss, net of benefit for income taxes                    (775,366)      (6,726,546)
   Net gain on disposal                                        5,522,708                -
                                                          --------------    -------------
     Net income (loss) from discontinued operations            4,747,372       (6,726,546)
                                                          --------------    -------------


Net income (loss)                                        $     3,824,115   $   (7,604,159)
                                                          ==============    =============


Net income (loss) per common share:
   Continuing operations                                 $         (.021)  $        (.039)
                                                          ==============    =============

   Discontinued operations                               $          .111   $        (.301)
                                                          ==============    =============


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss



                                                                                   Years ended December 31
                                                                                   2002              2001
                                                                            -----------------   --------------

Net income (loss)                                                            $     3,824,115   $   (7,604,159)

Unrealized holding loss on available-for-sale investments                                  -          (54,375)
                                                                              --------------    -------------

Comprehensive income (loss)                                                  $     3,824,115   $   (7,658,534)
                                                                              ==============    =============


Comprehensive income (loss) per common share                                 $          .090   $        (.343)
                                                                              ==============    =============
































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                    January 1, 2001 through December 31, 2002

                                                                                                           Unrealized
                                                                                                           holding
                                                                                                           loss from      Total
                                                     Common stock    Common     Additional                 available-  stockholders'
                                     Preferred -------------------  stock to     paid-in      Retained     for-sale       equity
                                       stock     Shares     Amount  be issued    capital       deficit     investments   (deficit)
                                     --------  ----------  -------  ---------  -----------  ------------   ---------   ------------
Balance at January 1, 2000           $      -  18,603,622  $18,604  $ 371,953  $11,842,912  $(11,728,356)  $(410,757)  $    94,356
Shares issued                               -   1,250,000    1,250   (371,953)     370,703             -           -             -
Common stock issued in exchange
  for interest and loan fees                -     400,000      400     20,000       47,600             -           -        68,000
Common stock issued to
  employees of Communications
  2000, Inc.                                -     365,000      365          -       58,035             -           -        58,400
Common stock issued in exchange
  for services                              -  10,809,836   10,810          -      724,890             -           -       735,700
Additional paid-in-capital from sale
  of common stock by subsidiary             -           -        -          -       31,383             -           -        31,383
Comprehensive loss                          -           -        -          -            -    (7,604,159)    (54,375)   (7,658,534)
                                     --------  ----------   ------  ---------  -----------  ------------   ---------    ----------
Balance at December 31, 2001                -  31,428,458   31,429     20,000   13,075,523   (19,332,515)   (465,132)   (6,670,695)
Shares issued                               -           -        -    (20,000)      20,000             -           -             -
Common stock issued in exchange
  for interest and loan fees                -     400,000      400          -       69,600             -           -        70,000
Common stock issued in exchange
  for long-term debt                        -     143,313      143          -       24,857             -           -        25,000
Common stock issued in exchange
  for services                              -  14,986,410   14,986          -      607,862                         -       622,848
Comprehensive income                        -           -        -          -            -     3,824,115           -     3,824,115
                                     --------  ----------   ------  ---------  -----------  ------------   ---------    ----------
Balance at December 31, 2002         $      -  46,958,181  $46,958  $       -  $13,797,842  $(15,508,400)  $(465,132)  $(2,128,732)
                                     ========  ==========   ======  =========  ===========  ============   =========   ===========















                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows


                                                                                  Years ended December 31
                                                                                  2002               2001
                                                                             ---------------    --------------
Cash flows from operating activities:
   Net loss from continuing operations                                       $      (923,257)  $     (877,613)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                    64,305           64,305
     Common stock issued for services and loan fees                                  692,848          862,100
     Provision (benefit) for uncollectible accounts receivable                        31,130            6,885
     Changes in assets and liabilities:
       Receivables                                                                    34,271           (1,964)
       Prepaid expenses and deposits                                                 (16,627)          (4,496)
       Accounts payable                                                              (52,339)         174,137
       Accrued liabilities                                                           375,232          103,324
                                                                              --------------    -------------
                                                                                     205,563          326,678

Cash flows from discontinued operations                                              (76,888)        (673,370)

Cash flows from investing activities:
   Principal repayments on notes receivable                                            8,170           46,186
   Net investing activities of discontinued operations                                     -          (19,925)
                                                                              --------------    -------------
                                                                                       8,170           26,261
Cash flows from financing activities:
   Proceeds from long-term obligations                                                     -          678,386
   Principal payments on long-term obligations                                       (79,228)          (5,530)
   Advances to related parties                                                         2,167          (38,332)
   Net financing activities of discontinued operations                                     -         (383,517)
                                                                              --------------      -----------
                                                                                     (77,061)         251,007
   Net increase (decrease) in cash                                                    59,784          (69,424)
   Cash at beginning of year                                                         101,345          170,769
                                                                              --------------    -------------

   Cash at end of year                                                       $       161,129   $      101,345
                                                                              ==============    =============


 Supplemental disclosure of cash flow information -
  cash paid for interest                                                     $        36,456     $    518,760
                                                                              ==============      ===========
Non-cash financing activities -
 common stock issued in exchange for long-term debt                          $        25,000     $          -
                                                                              ==============      ===========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.       Business and summary of significant accounting policies
         -------------------------------------------------------

         Business: Nova Communications Ltd. (the "Company" or "Nova") is incorporated under the laws of the State of Nevada. The Company invests in and provides managerial assistance to developing companies.

         Basis of consolidation: The consolidated financial statements include the accounts of Nova and its 100% owned subsidiary Kadfield, Inc. ("Kadfield"). All intercompany accounts and transactions have been eliminated.

         Cash and cash concentrations: For purposes of the statement of cash flows, the Company and its subsidiaries consider cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

         The Company and its subsidiary place their cash in financial institutions. At various times throughout the year, cash held in these accounts has exceeded Federal Deposit Insurance Corporation limits. Neither the Company nor its subsidiary has experienced any losses as a result of these cash concentrations.

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

         Advertising: The Company and its subsidiary expense the cost of advertising as incurred as selling expenses. Advertising expenses were approximately $397,200 for 2002 ($142,200 for 2001).

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         Segment Reporting: The Company and its subsidiary report information about operating segments and related disclosures about products and services, geographic areas and major customers under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 42,599,877 for 2002 (22,353,319 for 2001). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

         Significant risks and uncertainties: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectibility of notes receivable and estimated fair value of investments. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       Operations
         ----------

         The Company has experienced recurring losses from operations and as of December 31, 2002 had a working capital deficit of $917,540 and a net capital deficiency of $2,128,732. In addition Kadfield is in default on various long-term obligations.

         During 2002, the Company divested of its investment in Communications 2000, Inc., dba TEC-networks. The Company is also currently in negotiations to acquire the operations of a division of a publicly traded company and a data storage facility company.

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


3.       Investments
         -----------

         The following is a summary of investment securities at December 31:
                                                   2002            2001
                                               -------------   -------------
           U.S. corporate securities:
              Amortized cost                   $   497,757     $    497,757
              Gross unrealized losses              (465,132)       (465,132)
                                                -----------     -----------
           Estimated fair value                $    32,625     $     32,625
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

           Legal Club: The Company owns 337,500 shares of common stock of Legal Club, a publicly traded, nationwide membership organization providing access to attorney services at discounted rates. The value of the Company's investment in Legal Club was determined based upon the closing bid price of their common stock on December 31, 2002.

4.       Equipment
         ---------

         Equipment consisted of the following at December 31:
                                                        2002            2001
                                                  --------------  --------------
           Office furniture and equipment         $     100,834   $     100,834
            Computer software                           261,750         261,750
                                                   ------------    ------------
                                                        362,584         362,584
            Less accumulated depreciation              (168,183)       (120,628)
                                                   -------------   ------------

              Equipment, net                      $     194,401   $     241,956
                                                   ============    ============

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


5.       Long-term obligations
         ---------------------

         Long-term obligations consisted of the following at December 31:
                                                                   2002             2001
                                                              ---------------  --------------
          Note payable and accrued interest payable to a PFK
           Development Group, secured by 337,500 shares of
           Legal Club stock and Nova has pledged 35% of its
           cash receipts from collections of its notes
           receivable, borrowings bear interest at 10% per
           annum, due December 2004.                          $      736,427   $     666,427
          Note payable to an individual                                    -          25,000
          Capitalized lease obligations                              245,377          47,121
                                                               -------------    ------------
                                                                     981,804         738,548
            Less principal due within one year                      (118,586)        (32,582)
                                                               --------------   ------------

              Long-term obligations                           $      863,218   $     705,966
                                                               =============    ============

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2002:
            Years ending December 31:
                        2003                                     $   162,465
                        2004                                          68,985
                        2005                                          51,566
                        2006                                           6,240
                                                                  ----------
            Total minimum lease payment                              289,256
            Less amount representing interest                         43,879
                                                                  ----------

            Present value of minimum future lease payments       $   245,377
                                                                  ==========

6.       Notes payable to related parties
         --------------------------------

         Notes payable to related parties is due to Palaut Management, Inc. in exchange for management consulting services. The note is unsecured, non-interest bearing, and due June 2004. Close family members of a stockholder of Nova control Palaut Management, Inc.

7.       Common stock
         ------------

         In March 2002, the Board of Directors authorized the issuance of 143,313 shares of common stock of the Company to an in exchange for long-term obligations. Management of the Company valued the shares issued at $.175 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


7.       Common stock (continued)
         ------------------------

         after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         In June 2002, the Board of Directors authorized the issuance of 400,000 shares of common stock of the Company to PFK Development Group as loan fees to extend the due date of a note payable to them from December 2003 to December 2004. Management of the Company valued the shares issued at $.175 per share, the closing bid price of the Company's common stock at the date of issuance, and recorded loan fees expense of $70,000. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         During 2002, the Board of Directors authorized the issuance of an aggregate of 14,986,410 shares of common stock of the Company in exchange professional services. The weighted average issuance price of the shares was $.04 per share. Management of the Company valued the shares issued at the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded professional fees aggregating $622,848 during the year ended December 31, 2002 as a result of these grants.

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

         During 2001, the Board of Directors authorized the issuance of an aggregate of 10,809,836 shares of common stock of the Company in exchange professional services. The weighted average issuance price of the shares was $.06 per share. Management of the Company valued the shares issued at the closing bid price of the

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


7.       Common stock (continued)
         ------------------------

         Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded professional fees aggregating $735,700 during the year ended December 31, 2001 as a result of these grants.

8.       Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:
                                                        2002         2001
                                                     ------------  ------------
         eferred tax assets:
           Net operating loss carryovers             $ 3,828,800   $ 5,193,700
           Unrealized losses on investments              158,100       158,100
           Allowance for uncollectible accounts           12,900        20,000
                                                      ----------    ----------
                                                       3,999,800     5,371,800
         aluation allowance for deferred tax assets   (3,999,800)   (5,371,800)
                                                      ----------    ----------

             Net deferred income taxes               $         -   $         -
                                                      ==========    ==========

         The components of the provision (benefit) for income taxes are as follows for the years ended December 31:
                                                          2002          2001
                                                       ----------    ---------
           State of California -
              Currently payable (refundable)           $      800    $  (3,045)
                                                       ==========    ==========

         The provision (benefit) for income taxes is included in the accompanying income statements under the following captions for the years ended December 31:

                                                          2002          2001
                                                       -----------  -----------
            Continuing operations                      $      800    $     800
           Discontinued operations                              -       (3,845)
                                                        ---------     --------

                                                       $      800    $  (3,045)
                                                       ==========    ==========

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:

                                                             2002         2001
                                                          ----------    ------------
           Tax at statutory rates                         $1,300,471    $(2,586,449)
           Differences resulting from:
              State tax, net of Federal tax benefit              528            528

              Non-deductible and other items                  71,801        (10,024)

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


8.       Income taxes (continued)
         ------------------------
                                                              2002         2001
                                                          -----------   ------------
              Change in deferred tax valuation allowance  (1,372,000)     2,592,900
                                                          -----------    ----------
                Benefit for income taxes                  $      800    $    (3,045)
                                                          ===========   ===========

         The Company has approximately $11,261,000 in Federal and State of California net operating losses, which, if not utilized, expire through 2022.

         The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2002 and 2001.

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

10.      Segment information
         -------------------

         The Company considers its operations to be in two segments, each of which are strategic businesses that are managed separately because each business sells or provides distinct products and services. The segments are as follows: managerial assistance to developing companies and sale of computer and electronic equipment.

         Financial information by business segment is as follows:

                                                                                  Computer
                                                                                     and
                                                                 Managerial      electronic          Total
                                                                 assistance       equipment         segment
                                                              --------------  ---------------  ---------------
                                                                                    2002
                                                              --------------  ---------------  ---------------
           Revenues                                            $    120,000    $   7,770,400   $    7,890,400
           Loss from operations                                    (741,286)         (79,999)        (821,285)
           Identifiable assets                                       81,314          408,797          490,111
           Depreciation and amortization                              5,050           59,255           64,305


                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2002


10.      Segment information (continued)
         -------------------------------
                                                                                    2001
                                                              --------------  ---------------  ---------------
           Revenues                                            $    243,252    $   3,854,464   $    4,097,716
           Loss from operations                                    (516,497)        (255,717)        (772,214)
           Identifiable assets                                       95,765          442,954          538,719
           Depreciation and amortization                              5,050           59,255           64,305

         Reconciliation of the segment information to consolidated total assets is as follows as of December 31:

                                                     2002             2001
                                                  ------------     ------------
           Segment identifiable assets            $    490,111     $   538,719
           Goodwill, net                                61,071          73,928
           Net assets of discontinued operations             -         427,292
                                                   -----------      ----------
            Consolidated total assets             $    551,182     $ 1,039,939
                                                   ===========      ==========

11.      Discontinued operations
         -----------------------

         In June 2002, the Company completed the divestiture of Communications 2000, Inc., dba TEC-networks. Communications 2000, Inc. had annual sales in 2001 of approximately $3,900,000 and a loss from operations of approximately $3,300,000. The Company recorded a gain on the divestiture of Communications 2000, Inc. of $5,522,708.