Form 10KSB/A
period 2002-12-31
NOVA COMMUNICATIONS LTD
filed 2003-05-06
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                               AMENDMENT NO. 2 TO
/X/      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended:  DECEMBER 31, 2002

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

                    Documents incorporated by reference: NONE

          Transitional Small Business Disclosure Format: Yes / / No /X/








EXPLANATORY NOTE: ON APRIL 16, 2003, NOVA COMMUNICATIONS LTD. FILED FORM 10KSB FOR THE YEAR ENDED DECEMBER 31, 2002, USING UNAUDITED FINANCIAL STATEMENTS BECAUSE THE AUDITOR HAD NOT FINISHED THE AUDIT. ON APRIL 30, 2003, NOVA COMMUNICATIONS LTD. FILED AMENDMENT NO. 1 TO THE 10KSB AND PROVIDED THE
AUDITED STATEMENTS. HOWEVER THIS AMENDMENT DID NOT INCLUDE UPDATED CERTIFICATIONS. THIS AMENDMENT NO. 2 PROVIDES SUCH CERTIFICATIONS.

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

         Date:  May 6, 2003



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


Date:  May 6, 2003



By:   /s/KENNETH D. OWEN
      --------------------
         Kenneth D. Owen,
         Chief Executive Officer and President