Form 10QSB
period 2003-03-31
NOVA COMMUNICATIONS LTD
filed 2003-05-23
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

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

                 370 Amapola Ave., Suite 202, TORRANCE, CA 90501
                    (Address of principal executive offices)

          Issuer's telephone number including area code: (310) 642-0200

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports;) and (2) has been subject to such filing requirements for the past 90 Days:
                                                               Yes / X / No/  /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock: $.001 par value 218,958,180 shares outstanding at March 31, 2003.

Documents incorporated by reference: No reports on Form 8K were filed during the period covered by this report

Total sequentially numbered pages in this document: 31

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements March 31, 2003 (unaudited) and December 31, 2002 (audited)

         (a) Consolidated Balance Sheets, March 31, 2003 (unaudited) and December 31, 2002 (audited).

         (b) Statements of Operations and Comprehensive Loss for the Three Months Ended March 2003 and 2002 (unaudited).

         (c)  Notes to Consolidated Financial Statements.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART     II. OTHER INFORMATION

Item 5   Other Information

Item 6   Exhibits And Reports On Form 8-K

PART I.            FINANCIAL INFORMATION

Item 1             Financial Statements

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                              March 31           December 31
                                                                                2003                2002
                                                                             (Unaudited)         (Audited)
                                                                          --------------       --------------
                                  ASSETS

Current assets:
   Cash                                                                   $      143,688       $      161,129
   Accounts receivables, less allowance for uncollectible
    accounts of $40,464 in 2003 and $38,015 in 2002                               51,545               28,003
   Notes receivable                                                               29,873               31,276
   Prepaid expenses and deposits                                                  61,123               21,123
   Available-for-sale investments                                                 32,625               32,625
                                                                          --------------       --------------
       Total current assets                                                      318,854              274,156




Equipment, net                                                                   184,290              194,401




Other assets:
   Goodwill, less accumulated amortization of $41,875
    in 2003 and $37,688 in 2002                                                   75,375               79,562
   Deposits                                                                        3,063                3,063
                                                                          --------------       --------------
       Total other assets                                                         78,438               82,625





                                                                          $      581,582       $      551,182
                                                                          ==============       ==============












                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                     Consolidated Balance Sheets (continued)


                                                                              March 31           December 31
                                                                                2003                2002
                                                                             (Unaudited)         (Audited)
                                                                          --------------       --------------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------

Current liabilities:
   Accounts payable                                                       $      336,282       $      420,427
   Payable to related parties                                                     10,109               27,121
   Accrued payroll and payroll related liabilities                               241,465              255,368
   Customer deposits                                                             109,121               24,538
   Income taxes payable                                                                -                1,600
   Other accrued liabilities                                                     105,712               46,859
   Other accrued liabilities to related parties                                        -              297,197
   Long-term obligations, due within one year                                    146,155              118,586
                                                                          --------------       --------------
       Total current liabilities                                                 948,844            1,191,696

Long-term obligations                                                            859,400              863,218

Notes payable to related parties                                                       -              625,000

Commitments

Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000
    shares                                                                             -                   -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 218,958,180,shares in
    2003 and 46,958,180 shares in 2002                                           218,958               46,958
   Additional paid-in capital                                                 14,928,039           13,797,842
   Retained deficit                                                          (15,908,527)         (15,508,400)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (465,132)
                                                                          --------------       --------------
       Net capital deficiency                                                 (1,226,662)          (2,128,732)
                                                                          --------------       --------------

                                                                          $      581,582       $      551,182
                                                                          ==============       ==============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss


                                                        For The Three Months
                                                            Ended March
                                                            (Unaudited)
                                                        2003            2002
                                                    -----------     -----------


Revenues                                            $ 1,644,557     $ 2,099,529

Cost of revenues                                      1,354,109       1,816,172
                                                    -----------     -----------

Gross margin                                            290,448         283,357

Operating expenses:
   Selling                                               77,330          93,240
   Operating                                            114,644          33,532
   General and administrative                           473,345         198,822
                                                    -----------     -----------
       Total operating expenses                         665,319         325,594
                                                    -----------     -----------

Loss from operations                                   (374,871)        (42,237)

Other income (expenses):
   Loan fees                                                  -               -
   Interest, net                                        (25,256)        (28,569)
                                                    -----------     -----------
       Total other income (expenses)                    (25,256)        (28,569)
                                                    -----------     -----------

Loss before provision (benefit) for income taxes       (400,127)        (70,806)

Provision (benefit) for income taxes                         (-)             (-)
                                                    -----------     -----------

Net loss of continuing operations                      (400,127)        (70,806)

Net loss of discontinued operations                           -        (470,801)

Net loss                                            $  (400,127)    $  (541,607)
                                                    ===========     ===========

Net loss per common share:
Continuing operations                               $    (.0081)    $    (.0023)
                                                    ===========     ===========

Discontinued operations                             $         -     $    (.0150)
                                                    ===========     ===========



                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss




                                                        For The Three Months
                                                            Ended March
                                                            (Unaudited)
                                                        2003            2002
                                                    -----------     -----------


Net loss                                            $  (400,127)    $  (541,607)

Unrealized holding gain (loss) on available-for-sale
investments                                                   -              -
                                                    -----------     -----------

Comprehensive loss                                  $  (400,127)    $ (541,607)
                                                    ===========     ===========


Comprehensive loss per common share                 $    (.0081)    $    (0173)
                                                    ===========     ===========
































                              See accompanying notes.

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

1.       Business and summary of significant accounting policies
         -------------------------------------------------------

         Business: Nova Communications Ltd. (the "Company" or "Nova") is incorporated under the laws of the State of Nevada. The Company invests in and provides managerial assistance to developing companies. Basis of consolidation: The consolidated financial statements include the accounts of Nova and it's 100% owned subsidiary Kadfield, Inc. ("Kadfield"). All intercompany accounts and transactions have been eliminated.

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

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

         Advertising: The Company and its subsidiary expense the cost of advertising as incurred as selling expenses. Advertising expenses were approximately $77,329 for the first quarter of 2003 ($93,240 for 2002).

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

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         The Company and its subsidiary provide a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company or its subsidiaries will not realize tax assets through future operations

         Segment Reporting: The Company and its subsidiary report information about operating segments and related disclosures about products and services, geographic areas and major customers under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 49,342,623 for the first quarter of 2003 (31,430,050 for 2002). Preferred stock is not considered to be a common stock equivalent. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

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

2.       Operations

         The Company has experienced recurring losses from operations and as of March 31, 2003 had a working capital deficit of $629,990 ($917,540 at December 31, 2002) and a net capital deficiency of $1,226,622 ($2,128,732 at December 31, 2002). In addition Kadfield is in default on various long-term obligations.

         During 2002, the Company divested of its investment in Communications 2000, Inc., dba TEC-networks. The Company is also currently in negotiations to acquire the operations of a division of a publicly traded telecommunications company and a privately held personal watercraft manufacturer.

         The Company believes the above actions and along with other plans will allow them to continue operations and ultimately achieve profitability. Until then, the Company

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

2.       Operations (continued)
         ----------------------

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

3.       Investments
         -----------

         All of the Company's investments are considered by Management to be available-for-sale investments. The following is a summary of investment securities:

                                                     March 31    December 31
                                                       2003            2002
                                                   -------------   -------------
                  Corporate securities:
                      Amortized cost               $   497,757     $    497,757
                      Gross unrealized losses          (465,132)       (465,132)
                                                    -----------     -----------
                         Estimated fair value      $    32,625     $     32,625
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

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

5.       Equipment
         ---------

         Equipment consisted of the following:
                                                        March 31    December 31
                                                          2003          2002
                                                       ---------     ---------

           Office furniture and equipment              $  99,583     $ 100,834
           Computer software                             261,750       261,750
                                                       ---------     ---------
                                                         361,333       362,584
           Less accumulated depreciation                (177,043)     (168,183)
                                                       ---------     ---------

              Equipment, net                           $ 184,290     $ 194,401
                                                       =========     =========

6.       Long-term obligations
         ---------------------

         Long-term obligations consisted of the following:
                                                        March 31    December 31
                                                          2003          2002
                                                       ---------     ---------

          Note payable and accrued interest payable to
          PFK Development Group, secured by 337,500
          shares of Legal Club stock and Nova has
          pledged 35% of its cash receipts from
          collections of its notes receivable,
          borrowings bear interest at 10% per annum,
          borrowings and accrued interest are due
          December 2004.                               $ 753,927     $ 736,427

           Capitalized lease obligations                 251,628       245,377
                                                       ---------     ---------
                                                       1,005,555       991,804
           Less principal due within one year           (146,155)     (118,586)
                                                       ---------     ---------
              Long-term obligations                    $ 859,400     $ 863,218
                                                       =========     =========

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2002:
            Years ending December 31:
                        2003                                    $    162,465
                        2004                                          68,985
                        2005                                          51,566
                        2006                                           6,240
                                                                 -----------
           Total minimum lease payment                               289,256
            Less amount representing interest                        (43,879)
                                                                 -----------
            Present value of minimum future lease payments      $    245,377
                                                                 ===========

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

7.       Notes payable to related parties
         --------------------------------

         Notes payable to related parties is due to Palaut Management, Inc. in exchange for management consulting services. The note is unsecured, non-interest bearing, and due June 2004. Close family members of a stockholder of Nova control Palaut Management, Inc. This debt was exchanged for common shares of the Company as of March 31, 2003. (See note 8 below.)

8.       Common stock
         ------------

         On April 10, 2003 to be effective March 31, 2003, the Company entered into an Agreement To Convert Debt with Palaut Management, Inc. Under the terms of this agreement the Company will issue to Palaut Management, Inc. one hundred million (100,000,000) shares of the Company's common stock. in exchange for its related party note payable of $625,000, accrued management fee payable of $297,197 and accrued related party payable of $20,000. The value of these shares to be issued was in excess on the closing bid price ($700,000) of the Company's shares as quoted on the NASD OTC Bulletin Board as of the effective date of the agreement.

         On April 10, 2003 to be effective January 1, 2003, the Company entered into an Employment Agreement with Kenneth D. Owen to serve as its President and Chief Executive Officer for a period of twelve months at the base compensation of $180,000 per annum. The Company acknowledged that Mr. Owen had acted as President and Chief Executive Officer of the Company for the past twenty-four (24) months without an employment agreement and without any compensation. In consideration of such past uncompensated services, the Company agreed to issue to Mr. Owen seventy-two million (72,000,000) shares of the Company's common stock. This number of shares to be issued was based on the closing bid price of the Company's shares as quoted on the NASD OTC Bulletin Board as of the effective date of the agreement.

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

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

8.       Common stock (continued)
         ------------------------
         During 2002, the Board of Directors authorized the issuance of an aggregate of 14,986,410 shares of common stock of the Company in exchange professional services. The weighted average issuance price of the shares was $.04 per share. Management of the Company valued the shares issued at the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded professional fees aggregating $622,848 during the year ended December 31, 2002 as a result of these grants.

9.       Income taxes
         ------------

         The components of the provision for income taxes are as follows:

                                                          March 31   December31
                                                            2003        2002
                                                         ----------  ----------

           State of California                           $       -   $       -
                                                         ----------  ----------

              Currently provision (benefit)              $       -   $       -
                                                         ==========  ==========

         Deferred income taxes consisted of the following:
                                                                  December31
                                                                    2002
                                                                    ----
         Deferred tax assets
              Net operating loss carryover                       $3,828,800
              Unrealized losses on investments                      158,100
              Allowance for uncollectible accounts                   12,900
                                                                 -----------

                                                                 $3,999,800

              Valuation allowance for deferred tax assets        (3,999,800)

         Net deferred income taxes                               $       -
                                                                 ==========


         The Company has approximately $11,261,000 in Federal and State of California net operating losses, which, if not utilized, expire through 2022.

         The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

9.       Income taxes (continued)
         ------------------------

         carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of March 31, 2003 and December 31, 2002.

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

         Financial information by business segment is as follows:
                                                                 Computer
                                                                    and
                                               Managerial       electronic          Total
                                               assistance        equipment        segments
                                             --------------   --------------  --------------
                                                   Three Months Ended March 31, 2003
                                                   ---------------------------------
           Revenues                          $       7,724    $   1,636,833   $   1,644,557
           Income (loss) from operations          (427,932)          31,993        (395,939)
           Identifiable assets                      80,793          425,414         506,207
           Capital expenditures                          -                -               -
           Depreciation and
              amortization                             354            9,756          10,110

                                                                 Computer
                                                                    and
                                               Managerial       electronic          Total
                                               assistance        equipment        segments
                                             --------------   --------------  --------------
                                                   Three Months Ended March 31, 2002
                                                   ---------------------------------
           Revenues                          $      60,000    $   2,039,529   $   2,099,529
           Loss from operations                    (21,170)         (45,448)        (66,618)
           Identifiable assets                     559,650          543,507       1,103,157
           Capital expenditures                          -                -               -
           Depreciation and
              amortization                           1,263           10,626          11,889

                            NOVA COMMUNICATIONS LTD.
                          Notes To Financial Statements

12.      Segment information (continued)
         -------------------------------

         Reconciliation of the segment information to the consolidated balances for loss from operations, total assets, and depreciation and amortization are as follows:

                                                                 For The Three Months
                                                                    Ended March 31
                                                                 2003               2002
                                                           --------------    --------------
           Segment loss from operations                    $    (395,939)    $     (66,618)
           Amortization of goodwill                               (4,188)           (4,188)
                                                           --------------    --------------
              Consolidated loss from operations            $    (400,127)    $     (70,806)
                                                           ==============    ==============

                                                              March 31         March 31
                                                                 2003             2002
                                                           --------------    --------------
           Segment identifiable assets                     $     506,207     $   1,103,157
           Goodwill, net                                          75,375            92,125
                                                             ------------      ------------
              Consolidated total assets                    $     581,582     $   1,195,282
                                                             ============      ============


                                                                 For The Three Months
                                                                    Ended March 31
                                                                 2003               2002
                                                           --------------    --------------

           Segment depreciation and amortization           $      10,110     $      11,889
           Amortization of goodwill                                4,188             4,188
                                                           --------------    --------------
              Consolidated depreciation and amortization   $      14,298     $      16,077
                                                           ==============    ==============

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These results include the operations of the Company and its consolidated subsidiaries for the three months ended March 31, 2003 and March 31, 2002.

Net loss from continuing operations, comprehensive loss, net loss from continuing operations per common share and comprehensive loss per common share

         Net loss from continuing operations for the three months ended March 31, 2003 was $(400,127), a loss increase of ($329,321) compared with a loss of $(70,806) for the same three months of 2002. As a result, net loss from continuing operations per share for the three months ended March 31, 2003 was $(.0081), a loss increase of ($.0058) per share compared with a loss of $(.0023) for the same three months of 2002.

         Comprehensive loss for the three months ended March 31, 2003 was $(400,127), a loss decrease of $141,480 compared with a loss of $(541,607) for the same three months of 2002. As a result, comprehensive loss per share for the three months ended March 31, 2003 was $(.0081), a loss decrease of $.0092 per share compared with a loss of $(.0173) for the same three months of 2002.

Revenues, cost of revenues and gross margin

         Net revenues for the three months ended March 31, 2003 were $1,644,557, a decrease of ($454,972) compared with $2,099,529 for the same three months of 2002. Cost of revenues for the three months ended March 31, 2003 was $1,354,109, or 82.34% of net revenues. Gross margin for the three months ended March 31, 2003 was $290,448, an increase of $7,091 compared with $283,357 for the same three months of 2001.

Operating expenses

         Operating expenses for the three months ended March 31, 2003 were $665,319, an increase of $339,725 compared with $325,594 for the same three months of 2002. In 2003, operating expenses included $405,000 in executive salary under an employment agreement with the Company's President of which $360,000 was in recognition of prior years service. Without this item, other operating expenses for the 1st quarter decreased ($65,275) from 2002 to 2003, as a result of cost reduction efforts.

Other income (expenses)

         Net interest expense for the three months ended March 31, 2003 was $25,256, a decrease of ($3,313) compared with $28,569 for the same three months of 2002.

OPERATING STRATEGIES AND COST REDUCTIONS

         The Company and its subsidiaries have been hampered in their operations during 2003 and 2002 by a shortage of working capital. As of March 31, 2003, 172,000 000 shares of the Company's common stock were exchanged for $1,302,197 indebtedness. These shares will be issued to parties related to the Company. Despite engaging the services of several investment bankers and professional fundraisers during 2002, no funds have been raised from the sale of shares during 2003 to outside parties ($92,000 during 2002). The Company's growth and strategic operating plans for TEC-networks were predicated upon raising $2,000,000 to $4,000,000 in working capital during 2002 and 2001. Without adequate working capital, TEC-networks was not able to expand its sales presence as planned. It was also not able to sponsor levels of advertising programs necessary to create a significant number of leads for its existing sales force.

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the three months ended March 31, 2002 include the accounts of Communications 2000, Inc. as Net Loss of Discontinued Operations of $(470,801).

         Kadfield, Inc., operating as BuyMicro, was successful in increasing its lines of credit with its suppliers during 2002. It also has focused a portion of its business in large systems that are financed under capital lease arrangements for its customers.

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

         The Company is also currently in negotiations to acquire the operations of a division of a publicly traded telecommunications company and a privately held personal watercraft manufacturer. The Company believes the above actions, events and other factors will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing.

PART II. OTHER INFORMATION

Item 5            Other Information
                   None

Item 6            Exhibits And Reports On Form 8-K

(a)      Exhibits

Exhibit
Number            Description of Document
------            -----------------------
2                 Articles and Agreement of Merger Between Nova Communications
                  Ltd. and First Colonial Ventures, Ltd. - July 21, 1999

3(3)(i)(1)        First Colonial Ventures, Ltd. Articles of Incorporation -
                  March 25, 1985 (Incorporated by reference)

3(3)(i)(2)        First Colonial Ventures, Ltd. Amendment to Articles of
                  Incorporation - August 12, 1985 (Incorporated by reference)

3(3)(i)(3)        First Colonial Ventures, Ltd. Amendment to Articles of
                  Incorporation -September 3, 1985 (Incorporated by reference)

3(3)(i)(4)        First Colonial Ventures, Ltd. Amendment to Articles of
                  Incorporation -February 3, 1992 (Incorporated by reference)

3(3)(i)(5)        Nova Communications Ltd Articles of Incorporation - July 13.
                  1999

3(3)(ii)(1)       Bylaws (Incorporated by reference)


(b) No reports on Form 8K were filed during the period covered by this report.

SIGNATURES:

In accordance with Section 13 or 15 (d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOVA COMMUNICATIONS LTD. (Company)

Date:  May 19, 2003



By:   /s/  KENNETH D. OWEN
      --------------------
      Kenneth D. Owen,
      President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:

May 19, 2003



/s/KENNETH D. OWEN
---------------------
Kenneth D. Owen                                          President and Director

May 19, 2003



/s/ LESLIE I. HANDLER                                    Treasurer and Director
---------------------
Leslie I. Handler

May 19, 2003



/s/BRYCE SHERWOOD                                        Director
---------------------
Bryce Sherwood

FORM 10-QSB CERTIFICATION

         I, Kenneth D. Owen, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  May 19, 2003



         By:   /s/  KENNETH D. OWEN
         Kenneth D. Owen, President



                 STATEMENT OF CHIEF EXECUTIVE OFFICER REGARDING
            FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Kenneth D. Owen, state and certify as follows:

         The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Nova Communications Ltd.

         This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Date:  May 19, 2003



By:   /s/  KENNETH D. OWEN
Kenneth D. Owen,
Chief Executive Officer