Form 10QSB
period 2003-06-30
NOVA COMMUNICATIONS LTD
filed 2003-08-20
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

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

Common stock: $.001 par value 295,731,368 shares outstanding at June 30, 2003.

Documents incorporated by reference: Reports on Form 8K were filed during the period covered by this report on April 18, 2003 and May 9, 2003.

Total sequentially numbered pages in this document: 24

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.     FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002 (AUDITED)

            (a) Consolidated Balance Sheets, June 30, 2003 (unaudited) and
                December 31, 2002 (audited).

            (b) Statements of Operations and Comprehensive Loss for the Six
                Months Ended June 2003 and 2002 (unaudited).

            (c) Statements of Operations and Comprehensive Loss for the Three
                Months Ended June 2003 and 2002 (unaudited).

            (c) Notes to Consolidated Financial Statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.           CONTROLS AND PROCEDURES

         The Company's President and Chief Executive Officer is satisfied with the effectiveness of the Company's internal controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 based on an evaluation of said controls and procedures.


PART II.    OTHER INFORMATION

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

PART I.     FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                             June 30            December 31
                                                                              2003                  2002
                                                                           (Unaudited)           (Audited)
                                                                          --------------       --------------
                                             ASSETS

Current assets:
   Cash                                                                  $        79,427      $       161,129
   Accounts receivables, less allowance for uncollectible
   accounts of $20,224 in 2003 and $38,015 in 2002                                 7,334               28,003
   Notes receivable                                                               26,873               31,276
   Prepaid expenses and deposits                                                  58,123               21,123
   Available-for-sale investments                                                 32,625               32,625
                                                                          --------------       --------------
       Total current assets                                                      204,382              274,156




Equipment, net                                                                   175,349              194,401




Other assets:
   Goodwill, less accumulated amortization of $46,063
    in 2003 and $37,688 in 2002                                                   71,187               79,562
   Deposits                                                                        1,478                3,063
                                                                          --------------       --------------
       Total other assets                                                         72,665               82,625



                                                                          --------------       --------------

                                                                         $       452,396      $       551,182
                                                                          ==============       ==============









                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                                                                             June 30            December 31
                                                                               2003                 2003
                                                                            (Unaudited)          (Audited)
                                                                          --------------       --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ---------------------------------------------

Current liabilities:
   Accounts payable                                                      $       322,398      $       420,427
   Payable to related parties                                                     11,611               27,121
   Accrued payroll and payroll related liabilities                               217,390              255,368
   Customer deposits                                                              25,340               24,538
   Income taxes payable                                                                -                1,600
   Other accrued liabilities                                                     144,577               46,859
   Other accrued liabilities to related parties                                        -              297,197
   Long-term obligations, due within one year                                    258,610              118,586
                                                                          --------------       --------------
       Total current liabilities                                                 979,926            1,191,696

Long-term obligations                                                            753,927              863,218

Notes payable to related parties                                                       -              625,000

Commitments

Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                         -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares; outstanding
    295,731,368,shares in 2003 and 46,958,180 shares in 2002                     295,731               46,958
   Additional paid-in capital                                                 16,686,730           13,797,842
   Retained deficit                                                          (17,798,786)         (15,508,400)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (465,132)
                                                                          --------------       --------------
       Net capital deficiency                                                 (1,281,457)          (2,128,732)
                                                                          ---------------      ---------------

                                                                          $      452,396       $      551,182
                                                                          ===============      ===============











                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                                                     For The Six Months
                                                                                         Ended June
                                                                                         (Unaudited)
                                                                                   2003              2002
                                                                              ---------------  --------------
Revenues                                                                     $     2,982,562  $    4,172,423

Cost of revenues                                                                   2,494,335       3,580,902
                                                                              ---------------  --------------

Gross margin                                                                         488,227         591,521

Operating expenses:
   Selling                                                                           133,930         194,076
   Operating                                                                         220,109         251,148
   General and administrative                                                        557,320         233,170
   Consulting Fees (Paid by stock)                                                 1,835,464         587,399
                                                                              ---------------  --------------
       Total operating expenses                                                    2,746,823       1,265,793
                                                                              ---------------  --------------

Loss from operations                                                              (2,258,596)       (674,272)

Other income (expenses):
   Loan fees                                                                               -               -
   Interest, net                                                                     (31,790)        (53,901)
                                                                              ---------------  --------------
       Total other income (expenses)                                                 (31,790)        (53,901)
                                                                              ---------------  --------------

Loss before provision (benefit) for income taxes                                  (2,290,386)       (728,173)

Provision (benefit) for income taxes                                                      (-)             (-)
                                                                              ---------------  --------------

Net loss of continuing operations                                                 (2,290,386)       (728,173)

Net loss of discontinued operations                                                        -        (603,491)

Net loss                                                                     $    (2,290,386) $   (1,331,664)
                                                                              ===============  ==============

Net loss per common share:
Continuing operations                                                        $        (.0145) $       (.0190)
                                                                              ===============  ==============

Discontinued operations                                                      $             -  $       (.0157)
                                                                              ===============  ==============


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                                                     For The Six Months
                                                                                         Ended June
                                                                                         (Unaudited)
                                                                                   2003              2002
                                                                              ---------------  --------------

Net loss                                                                     $    (2,290,386) $   (1,331,664)

Unrealized holding gain (loss) on available-for-sale investments                            -              -
                                                                              ---------------  --------------

Comprehensive loss                                                           $    (2,290,386) $   (1,331,664)
                                                                              ===============  ==============


Comprehensive loss per common share                                          $        (.0145) $        (0347)
                                                                              ===============  ==============
































                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                                                   For The Three Months
                                                                                         Ended June
                                                                                         (Unaudited)
                                                                                   2003              2002
                                                                              ---------------  --------------

Revenues                                                                     $     1,338,005  $    2,072,894

Cost of revenues                                                                   1,140,226       1,764,730
                                                                              ---------------  --------------

Gross margin                                                                         197,779         308,164

Operating expenses:
   Selling                                                                            56,600         100,836
   Operating                                                                         105,465         217,616
   General and administrative                                                         83,975          34,348
   Consulting Fees (Paid by stock)                                                 1,835,464         587,399
                                                                              ---------------  --------------
       Total operating expenses                                                    2,081,504         940,199
                                                                              ---------------  --------------

Loss from operations                                                              (1,883,725)       (632,035)

Other income (expenses):
   Loan fees                                                                               -               -
   Interest, net                                                                      (6,534)        (25,332)
                                                                              ---------------  --------------
       Total other income (expenses)                                                  (6,534)        (25,332)
                                                                              ---------------  --------------

Loss before provision (benefit) for income taxes                                  (1,890,259)       (657,357)

Provision (benefit) for income taxes                                                      (-)             (-)
                                                                              ---------------  --------------

Net loss of continuing operations                                                 (1,890,259)       (657,357)

Net loss of discontinued operations                                                        -        (132,690)

Net loss                                                                     $    (1,890,259) $     (790,057)
                                                                              ===============  ==============

Net loss per common share:
Continuing operations                                                        $        (.0071) $       (.0145)
                                                                              ===============  ==============

Discontinued operations                                                      $             -  $       (.0029)
                                                                              ===============  ==============



                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                                                   For The Three Months
                                                                                         Ended June
                                                                                         (Unaudited)
                                                                                   2003              2002
                                                                              ---------------  --------------

Net loss                                                                     $    (1,890,259) $     (790,057)

Unrealized holding gain (loss) on available-for-sale investments                           -               -
                                                                              ---------------  --------------

Comprehensive loss                                                           $    (1,890,259) $     (790,067)
                                                                              ===============  ==============


Comprehensive loss per common share                                          $        (.0071) $        (0174)
                                                                              ===============  ==============

































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

     INTERIM REPORTING: The Company's year-end for accounting and tax purposes is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of June 30, 2003 and for the six months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

     ADVERTISING: The Company and its subsidiary expense the cost of advertising as incurred as selling expenses. Advertising expenses were approximately $133,930 for the first six months of 2003 ($194,076 for 2002).

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

     NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 157,449,063 for the first six months of 2003 (38,423,479 for 2002). The weighted average number of common stock shares outstanding was 264,407,336 for the 2nd quarter of 2003 (45,340,058 for 2002). Preferred stock is not considered to be a common stock equivalent. (Also see Note 7 - Common Stock.)

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

2.   Operations
     ----------

     The Company has experienced recurring losses from operations and as of June 30, 2003 had a working capital deficit of $775,544 ($917,540 at December 31, 2002) and a net capital deficiency of $1,281,457 ($2,128,732 at
     December 31, 2002). In addition Kadfield is in default on various long-term obligations.

     During 2002, the Company divested of its investment in Communications 2000, Inc., dba TEC-networks. On May 2, 2003, the Company entered into a Letter Of Intent to merge with PowerSki International, Inc., a privately-held personal watercraft manufacturer. On August 1, 2003, the Company entered into a Letter Of Intent to sell its wholly-owned subsidiary, Kadfield, Inc. dba BuyMicro, to Trimfast Group, Inc. (Pink Sheets: TFRG), a publicly-traded company based in Deerfield Beach, FL for a total price of $2 million.

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

2.   Operations (continued)
     ----------------------

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

3.   Investments
     -----------

     All of the Company's investments are considered by Management to be available-for-sale investments. The following is a summary of investment securities:

                                                    June 30       December 31
                                                     2003            2002
                                                --------------   -------------
        Corporate securities:
            Amortized cost                       $    497,757     $   497,757
            Gross unrealized losses                  (465,132)       (465,132)
                                                --------------   -------------
               Estimated fair value              $     32,625     $    32,625
                                                ==============   =============

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

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

4.   Equipment
     ---------

     Equipment consisted of the following:
                                                                                  June 30       December 31
                                                                                   2003             2002
                                                                              --------------   -------------
           Office furniture and equipment                                      $     99,583     $   100,834
           Computer software                                                        261,750         261,750
                                                                              --------------   -------------
                                                                                    361,333         362,584
           Less accumulated depreciation                                           (185,984)       (168,183)
                                                                              --------------   -------------

              Equipment, net                                                   $    175,349     $   194,401
                                                                              ==============   =============

5.   Long-term obligations
     ---------------------

     Long-term obligations consisted of the following:
                                                                                  June 30       December 31
                                                                                   2003             2002
                                                                              --------------   -------------
           Note payable and accrued interest payable to
           PFK Development Group, secured by 337,500
           shares of Legal Club stock and Nova has
           pledged 35% of its cash receipts from collections
           of its notes receivable, borrowings
           bear interest at 10% per annum, borrowings and
           accrued interest are due December 2004.                             $    753,927     $   736,427

           Capitalized lease obligations                                            258,610         245,377
                                                                              --------------   -------------
                                                                                  1,012,537         991,804
           Less principal due within one year                                      (258,610)       (118,586)
                                                                              --------------   -------------
              Long-term obligations                                            $    753,927     $   863,218
                                                                              ==============   =============

     Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2002:

            Years ending December 31:
            ------------------------
                        2003                                                                    $   162,465
                        2004                                                                         68,985
                        2005                                                                         51,566
                        2006                                                                          6,240
                                                                                               -------------
           Total minimum lease payment                                                              289,256
           Less amount representing interest                                                        (43,879)
                                                                                               -------------
            Present value of minimum future lease payments                                      $   245,377
                                                                                               =============

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

6.   Notes payable to related parties
     --------------------------------

     Notes payable to related parties was due to Palaut Management, Inc. in exchange for management consulting services. The note was unsecured, non-interest bearing, and due June 2004. Close family members of a stockholder of Nova control Palaut Management, Inc. This debt was exchanged for common shares of the Company as of March 31, 2003. (See note 8 below.)

7.   Common stock
     ------------

     During the second quarter of 2003, the Board of Directors authorized the issuance of an aggregate of 76,773,188 shares of its common stock of the Company in exchange professional services. The weighted average issuance price of the shares was $.0239 per share. Management of the Company valued the shares issued at the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded professional fees aggregating $1,835,464 during the quarter ended June 30, 2003 as a result of these grants.

     On April 10, 2003 and effective as of March 31, 2003, the Company entered into an Agreement To Convert Debt with Palaut Management, Inc. Under the terms of this agreement the Company will issue to Palaut Management, Inc. one hundred million (100,000,000) shares of the Company's common stock. in exchange for its related party note payable of $625,000, accrued management fee payable of $297,197 and accrued related party payable of $20,000. The value of these shares to be issued was in excess on the closing bid price ($700,000) of the Company's shares as quoted on the NASD OTC Bulletin Board as of the effective date of the agreement.

     On April 10, 2003 and effective as of January 1, 2003, the Company entered into an Employment Agreement with Kenneth D. Owen to serve as its President and Chief Executive Officer for a period of twelve months at the base compensation of $180,000 per annum. The Company acknowledged that Mr.Owen had acted as President and Chief Executive Officer of the Company for the past twenty-four (24) months without an employment agreement and without any compensation. In consideration of such past uncompensated services, the Company agreed to issue to Mr. Owen seventy-two million (72,000,000) shares of the Company's common stock. This number of shares to be issued was based on the closing bid price of the Company's shares as quoted on the NASD OTC Bulletin Board as of the effective date of the agreement.

     In March 2002, the Board of Directors authorized the issuance of 143,313 shares of common stock of the Company to an in exchange for long-term obligations. Management of the Company valued the shares issued at $.175 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

7.   Common stock (continued)

     after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

8.   Income taxes
     ------------

     Deferred income taxes consisted of the following:

                                                               December 31
                                                                  2002
                                                              -------------
     Deferred tax assets
          Net operating loss carryover                         $ 3,828,800
          Unrealized losses on investments                         158,100
          Allowance for uncollectible accounts                      12,900
                                                              -------------

                                                               $ 3,999,800

          Valuation allowance for deferred tax assets           (3,999,800)

     Net deferred income taxes                                $          -
                                                              =============


     The  Company  has  approximately   $11,261,000  in  Federal  and  State  of
     California net operating losses, which, if not utilized, expire through 2022.

     The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

8.   Income taxes (continued)
     ------------------------

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

9.   Segment information
     -------------------

     The Company considers its operations to be in two segments, each of which are strategic businesses that are managed separately because each business sells or provides distinct products and services. The segments are as follows: managerial assistance to developing companies and sale of computer and electronic equipment.

     Financial information by business segment is as follows:

                                                                                    Computer
                                                                                      and
                                                                 Managerial        electronic          Total
                                                                 assistance         equipment         segments
                                                              ----------------  ----------------  ----------------
                                                                         Six Months Ended June 30, 2003
                                                              ----------------------------------------------------
           Revenues                                           $         7,732   $     2,974,830   $     2,982,562
           Income (loss) from operations                           (2,309,528)           27,517        (2,282,011)
           Identifiable assets                                         77,652           303,557           381,209
           Capital expenditures                                             -                 -                 -
           Depreciation and
              amortization                                                354            27,072            27,426

                                                                                    Computer
                                                                                      and
                                                                 Managerial        electronic          Total
                                                                 assistance         equipment         segments
                                                              ----------------  ----------------  ----------------
                                                                         Six Months Ended June 30, 2002
                                                              ----------------------------------------------------
           Revenues                                           $             -   $     4,172,423   $     4,172,423
           Loss from operations                                      (747,854)           21,621          (726,227)
           Identifiable assets                                         90,170           368,222           458,392
           Capital expenditures                                             -                 -                 -
           Depreciation and
              amortization                                              2,525            29,628            32.153

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

9.   Segment information (continued)
     -------------------------------

     Reconciliation of the segment information to the consolidated balances for loss from operations, total assets, and depreciation and amortization are as follows:

                                                               For The Six Months
                                                                 Ended June 30
                                                            2003               2002
                                                       ---------------    --------------

     Segment loss from operations                      $   (2,282,011)    $    (726,227)
     Amortization of goodwill                                  (8,375)           (1,946)
                                                       ---------------    --------------
        Consolidated loss from operations              $    (2,290,386)   $    (728,173)
                                                       ===============    ==============

                                                           June 30            June 30
                                                            2003                2002
                                                       ---------------    --------------
     Segment identifiable assets                       $      381,209     $     458,392
     Goodwill, net                                             71,187            87,916
                                                       ---------------    --------------
        Consolidated total assets                      $      452,396     $     546,308
                                                       ===============    ==============


                                                               For The Six Months
                                                                 Ended June 30
                                                            2003               2002
                                                       ---------------    --------------

     Segment depreciation and amortization             $       19,051     $      23,778
     Amortization of goodwill                                   8,375             8,375
                                                       ---------------    --------------
        Consolidated depreciation and amortization     $       27,426     $      32,153
                                                       ===============    ==============

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

     These results include the operations of the Company and its consolidated subsidiaries for the six months ended June 30, 2003 and June 30, 2002.

Net  loss  from  continuing  operations,   comprehensive  loss,  net  loss  from
continuing operations per common share and comprehensive loss per common share

     Net loss from continuing operations for the six months ended June 30, 2003 was $(2,290,386), a loss increase of ($1,562,213) compared with a loss of $(728,173) for the same six months of 2002. As a result, net loss from continuing operations per share for the six months ended June 30, 2003 was $(.0145), a loss decrease of $.0045 per share compared with a loss of $(.0190) for the same six months of 2002.

     Net loss from continuing operations for the three months ended June 30, 2003 was $(1,890,259), a loss increase of ($1,232,902) compared with a loss of $(657,357) for the same three months of 2002. As a result, net loss from continuing operations per share for the three months ended June 30, 2003 was $(.0071), a loss decrease of $.0074 per share compared with a loss of $(.0145) for the same three months of 2002.

     Comprehensive loss for the six months ended June 30, 2003 was $(2,290,386), a loss increase of ($958,722) compared with a loss of $(1,331,664) for the same six months of 2002. As a result, comprehensive loss per share for the six months ended June 30, 2003 was $(.0145), a loss decrease of $.0202 per share compared with a loss of $(.0347) for the same six months of 2002.

     Comprehensive loss for the three months ended June 30, 2003 was $(1,890,259), a loss increase of ($1,100,202) compared with a loss of $(790,057)
for the same three months of 2002. As a result, comprehensive loss per share for the three months ended June 30, 2003 was $(.0071), a loss decrease of $.0103 per share compared with a loss of $(.0174) for the same three months of 2002.

Revenues, cost of revenues and gross margin

     Net revenues for the six months ended June 30, 2003 were $2,982,562, a decrease of ($1,189,861) compared with $4,172,423 for the same six months of 2002. Cost of revenues for the six months ended June 30, 2003 was $2,494,335, or 83.63% of net revenues. Gross margin for the six months ended June 30, 2003 was $488,227, a decrease of ($103,294) compared with $591,521 for the same six months of 2002.

     Net revenues for the three months ended June 30, 2003 were $1,338,005, a decrease of ($734,889) compared with $2,072,894 for the same three months of 2002. Cost of revenues for the three months ended June 30, 2003 was $1,140,226, or 85.22% of net revenues. Gross margin for the three months ended June 30, 2003 was $197,779, a decrease of ($110,385) compared with $308,164 for the same three months of 2002.

Operating expenses

     Operating expenses for the six months ended June 30, 2003 were $2,746,823, an increase of $1,481,030 compared with $1,265,793 for the same six months of 2002. During 2003 $1,835,464 was recorded as consulting fees that were paid by share issuance (compared with $587,399 in 2002.) In 2003, operating expenses included $450,000 in executive salary under an employment agreement with the Company's President of which $360,000 was in recognition of prior years service. Without these items, other operating expenses for the six months decreased ($217,035) from 2002 to 2003, as a result of cost reduction efforts.

     Operating expenses for the three months ended June 30, 2003 were $2,081,504, an increase of $1,141,305 compared with $940,199 for the same three months of 2002. During 2003 $1,835,464 was recorded as consulting fees that were paid by share issuance (compared with $587,399 in 2002.) In 2003, operating expenses included $45,000 in executive salary under an employment agreement with the Company's President. Without these items, other operating expenses for the 2nd quarter decreased ($151,760) from 2002 to 2003, as a result of cost reduction efforts.

Other income (expenses)

     Net interest expense for the six months ended June 30, 2003 was $31,790, a decrease of ($22,111) compared with $53,901 for the same six months of 2002. Net interest expense for the three months ended June 30, 2003 was $6,534, a decrease of ($18,798) compared with $25,332 for the same three months of 2002.

OPERATING STRATEGIES AND COST REDUCTIONS

     The Company and its subsidiaries have been hampered in their operations during 2003 and 2002 by a shortage of working capital. As of March 31, 2003, 172,000 000 shares of the Company's common stock were exchanged for $1,302,197 indebtedness. These shares were issued to parties related to the Company. Despite engaging the services of several investment bankers and professional fundraisers during 2002 and 2003, no funds have been raised from the sale of shares during 2003 to outside parties ($92,000 during 2002). The Company's growth and strategic operating plans for TEC-networks were predicated upon raising $2,000,000 to $4,000,000 in working capital during 2002 and 2001. Without adequate working capital, TEC-networks was not able to expand its sales presence as planned. It was also not able to sponsor levels of advertising programs necessary to create a significant number of leads for its existing sales force.

     On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the six months ended June 30, 2002 include the accounts of Communications 2000, Inc. as Net Loss of Discontinued Operations of $(603,491).

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

     On May 2, 2003, the Company entered into a Letter of Intent with PowerSki International Corporation regarding a proposed merger between them, whereby, if consummated, PowerSki International Corporation would merge into the Registrant. PowerSki International Corporation, a non-reporting company based in San Clemente, California, manufactures and distributes its own proprietary PowerSki JetBoard,(TM) a personal lightweight surfboard shaped, motorized watercraft. In addition, PowerSki International Corporation manufactures its patented SuperTorque XT (TM) marine engine for use in a variety of engine applications, including inflatables, catamarans, ultralights, amphibious ATV, kayaks and military vehicles. Under the Letter of Intent, the parties, among other things, will be permitted to undertake a due diligence investigation of each others business, proprieties, customers, financial statements and books and records for a period of 180 days from the date of the Letter of Intent. Any merger that may occur will be subject to the terms and conditions of a definitive Merger Agreement.

     On August 1, 2003 the Company announced that it had entered into a Letter Of Intent to sell its wholly-owned subsidiary, Kadfield, Inc. dba BuyMicro, to Trimfast Group, Inc. (Pink Sheets: TFRG), a publicly traded company based in Deerfield Beach, FL for a total price of $2 million. The Letter of Intent calls for execution of a definitive acquisition agreement once mutual due diligence reviews are completed, which management expects to take place within 90 days.

PART II. OTHER INFORMATION

ITEM 5   OTHER INFORMATION
           None

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number          Description of Document

2               Articles  and  Agreement of Merger  Between Nova  Communications
                Ltd.  and  First  Colonial  Ventures,   Ltd.  -  July  21,  1999
                (Incorporated by reference)

3(3)(i)(1)      First Colonial Ventures,  Ltd. Articles of Incorporation - March
                25, 1985 (Incorporated by reference)

3(3)(i)(2)      First  Colonial   Ventures,   Ltd.   Amendment  to  Articles  of
                Incorporation - August 12, 1985 (Incorporated by reference)

3(3)(i)(3)      First  Colonial   Ventures,   Ltd.   Amendment  to  Articles  of
                Incorporation -September 3, 1985 (Incorporated by reference)

3(3)(i)(4)      First  Colonial   Ventures,   Ltd.   Amendment  to  Articles  of
                Incorporation -February 3, 1992 (Incorporated by reference)

3(3)(i)(5)      Nova  Communications  Ltd Articles of  Incorporation  - July 13.
                1999 (Incorporated by reference)

3(3)(ii)(1)     Bylaws (Incorporated by reference)


(b) Reports on Form 8K were filed during the period covered by this report on April 18, 2003 and May 9, 2003. (Incorporated by reference)

SIGNATURES:

In accordance with Section 13 or 15 (d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOVA COMMUNICATIONS LTD. (Company)
Date:  August 18, 2003




By: /s/ KENNETH D. OWEN                                Kenneth D. Owen,
    -------------------                                President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:

August 18, 2003



/s/ KENNETH D. OWEN
-------------------
Kenneth D. Owen                                        President and Director

August 18, 2003



/s/ LESLIE I. HANDLER                                  Treasurer and Director
---------------------
Leslie I. Handler

August 18, 2003



/s/ BRYCE SHERWOOD                                     Director
------------------
Bryce Sherwood

FORM 10-QSB CERTIFICATION

     I, Kenneth D. Owen, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of June 30, 2003.

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

     Date: August 18, 2003



     By: /s/ KENNETH D. OWEN
        ---------------------
     Kenneth D. Owen, President



                 STATEMENT OF CHIEF EXECUTIVE OFFICER REGARDING
            FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Kenneth D. Owen, state and certify as follows:

         The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Nova Communications Ltd.

         This   Statement   is   submitted   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002.


Date:  August 18, 2003



By: /s/  KENNETH D. OWEN
   ----------------------
Kenneth D. Owen,
Chief Executive Officer