Form 10QSB
period 2003-09-30
NOVA COMMUNICATIONS LTD
filed 2003-11-20
CIK 769882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2003

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

Common stock: $.001 par value 260,731,368 shares outstanding at September 30, 2003.

Documents incorporated by reference: No reports on Form 8K were filed during the period covered by this report.

Total sequentially numbered pages in this document: 26

                                      INDEX

                            NOVA COMMUNICATIONS LTD.


PART I.         FINANCIAL INFORMATION

Item 1 Financial Statements September 30, 2003 (unaudited) and December 31, 2002 (audited).

                (a) Consolidated Balance Sheets,  September 30, 2003 (unaudited)
                    and December 31, 2002 (audited).

                (b) Statements of Operations and Comprehensive Loss for the Nine
                    Months Ended September 2003 and 2002 (unaudited).

                (c) Statements  of  Operations  and  Comprehensive  Loss for the
                    Three Months Ended September 2003 and 2002 (unaudited).

                (c) Notes to Consolidated Financial Statements.

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

PART II.        OTHER INFORMATION

Item 5          Other Information

Item 6          Exhibits And Reports On Form 8-K

PART I.            FINANCIAL INFORMATION

Item 1             Financial Statements

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                September 30         December 31
                                                                    2003                2002
                                                                 (Unaudited)          (Audited)
                                  ASSETS

Current assets:
   Cash                                                      $        86,640      $       161,129
   Accounts receivables, less allowance for uncollectible
    accounts of $23,699 in 2003 and $38,015 in 2002                   10,227               28,003
   Notes receivable                                                   23,873               31,276
   Prepaid expenses and deposits                                      28,123               21,123
   Available-for-sale investments                                     32,625               32,625
                                                              --------------       --------------
       Total current assets                                          181,488              274,156




Equipment, net                                                       166,002              194,401




Other assets:
   Goodwill, less accumulated amortization of $50,251
    in 2003 and $37,688 in 2002                                       66,999               79,562
   Deposits                                                            1,478                3,063
                                                              --------------       --------------
       Total other assets                                             68,477               82,625





                                                             $       415,967      $       551,182
                                                              ==============       ==============










                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                                                                           September 30          December 31
                                                                               2003                 2002
                                                                            (Unaudited)           (Audited)
                                                                          ---------------      ---------------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------
Current liabilities:
   Accounts payable                                                      $       278,734      $       420,427
   Payable to related parties                                                     13,111               27,121
   Accrued payroll and payroll related liabilities                               221,814              255,368
   Customer deposits                                                              17,837               24,538
   Income taxes payable                                                                -                1,600
   Other accrued liabilities                                                     172,227               46,859
   Other accrued liabilities to related parties                                        -              297,197
   Long-term obligations, due within one year                                    264,449              118,586
                                                                          ---------------      ---------------
       Total current liabilities                                                 968,172            1,191,696

Long-term obligations                                                            753,927              863,218

Notes payable to related parties                                                       -              625,000

Commitments

Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                         -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 260,731,368,shares in 2003 and 46,958,180 shares in
    2002                                                                         260,731               46,958
   Additional paid-in capital                                                 16,721,730           13,797,842
   Retained deficit                                                          (17,823,461)         (15,508,400)
   Unrealized holding loss from available-for-sale
    investments                                                                 (465,132)            (465,132)
                                                                          ---------------      ---------------
       Net capital deficiency                                                 (1,306,132)          (2,128,732)
                                                                          ---------------      ---------------

                                                                          $    415,967         $    551,182
                                                                          ===============      ===============











                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss


                                                        For The Nine Months
                                                          Ended September
                                                            (Unaudited)
                                                      2003              2002
                                                 ---------------    ------------

Revenues                                             $3,784,818    $  6,045,370

Cost of revenues                                      3,158,295       5,098,709
                                                 ---------------    ------------

Gross margin                                            626,523         946,661

Operating expenses:
   Selling                                              150,123         287,661
   Operating                                            276,716         389,761
   General and administrative                           641,678         334,238
   Consulting Fees (Paid by stock)                    1,835,464         573,169
                                                 ---------------    ------------
       Total operating expenses                       2,903,981       1,584,829
                                                 ---------------    ------------

Loss from operations                                 (2,277,458)       (638,168)

Other income (expenses):
   Loan fees                                                  -               -
   Interest, net                                        (37,603)        (80,237)
                                                 ---------------    ------------
       Total other income (expenses)                    (37,603)        (80,237)
                                                 ---------------    ------------

Loss before provision (benefit) for income taxes     (2,315,061)       (718,405)

Provision (benefit) for income taxes                         (-)             (-)
                                                 ---------------    ------------

Net loss of continuing operations                    (2,315,061)       (718,405)

Net loss of discontinued operations                           -        (775,336)
Gain on sale of discontinued operations                               5,522,708

Net income (loss)                               $    (2,315,061)   $  4,028,967
                                                 ==============     ============

Net income (loss) per common share:
Continuing operations                           $        (.0115)   $     (.0175)
                                                 ==============     ============

Discontinued operations                         $             -    $      .1154
                                                 ==============     ============



                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss


                                                        For The Nine Months
                                                          Ended September
                                                            (Unaudited)
                                                      2003              2002
                                                 ---------------   -------------

Net income (loss)                               $    (2,315,061)  $   4,028,967

Unrealized holding gain (loss) on available-for-sale
investments                                                   -               -
                                                 ---------------   -------------

Comprehensive income (loss)                     $    (2,315,061)  $   4,028,967
                                                 ===============   =============


Comprehensive income (loss) per common share    $        (.0115)  $       .0980
                                                 ===============   =============



































                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                                  For The Three Months
                                                                    Ended September
                                                                      (Unaudited)
                                                                2003              2002
                                                            --------------   -------------
Revenues                                                    $     802,256    $  1,872,947

Cost of revenues                                                  663,960       1,517,807
                                                            --------------   -------------

Gross margin                                                      138,296         355,140

Operating expenses:
   Selling                                                         16,193          93,585
   Operating                                                       56,607         138,613
   General and administrative                                      84,358         101,068
   Consulting Fees (Paid by stock)                                      -
                                                            --------------   -------------
      (14,230)
       Total operating expenses                                   157,158         319,036
                                                            --------------   -------------

Income (loss) from operations                                     (18,862)         36,104

Other income (expenses):
   Loan fees                                                            -               -
   Interest, net                                                   (5,813)        (26,336)
                                                            --------------   -------------
       Total other income (expenses)                               (5,813)        (26,336)
                                                            --------------   -------------

Income (loss) before provision (benefit) for income taxes         (24,675)          9,768

Provision (benefit) for income taxes                                   (-)             (-)
                                                            --------------   -------------

Net income (loss) of continuing operations                        (24,675)          9,768

Net loss of discontinued operations                                     -        (171,845)
Gain on sale of discontinued operations                                         5,522,708


Net income (loss)                                          $       (24,675) $   5,360,631
                                                            ==============   =============

Net income (loss) per common share:
Continuing operations                                      $       (.0001)  $       .0002
                                                            ==============   =============

Discontinued operations                                    $            -   $       .1152
                                                            ==============   =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Statements of Operations and Comprehensive Loss

                                                                  For The Three Months
                                                                    Ended September
                                                                      (Unaudited)
                                                                2003              2002
                                                            --------------   -------------


Net income (loss)                                           $     (24,675)   $  5,360,631

Unrealized holding gain (loss) on available-for-sale
investments                                                             -               -
                                                            --------------   -------------

Comprehensive income (loss)                                $      (24,675)  $   5,360,631
                                                            ==============   =============


Comprehensive income (loss) per common share               $       (.0001)  $       .1154
                                                            ==============   =============
































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

         INTERIM REPORTING: The Company's year-end for accounting and tax purposes is December 31. In the opinion of management of the Company, the accompanying consolidated financial statements as of September 30, 2003 and for the nine months then ended contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The consolidated results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

         ADVERTISING: The Company and its subsidiary expense the cost of advertising as incurred as selling expenses. Advertising expenses were approximately $150,123 for the first nine months of 2003 ($194,076 for 2002).

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

         NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 200,624,785 for the first nine months of 2003 (41,131,144 for 2002). The weighted average number of common stock shares outstanding was 285,568,325 for the 3rd quarter of 2003 (46,458,181 for 2002). Preferred stock is not considered to be a common stock equivalent. (Also see Note 7 - Common Stock.)

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

2.       Operations
         ----------

         The Company has experienced recurring losses from operations and as of September 30, 2003 had a working capital deficit of $786,684 ($917,540 at December 31, 2002) and a net capital deficiency of $1,306,132 ($2,128,732 at December 31, 2002). In addition Kadfield is in default on various long-term obligations.

         During 2002, the Company divested of its investment in Communications 2000, Inc., dba TEC-networks.

         On May 2, 2003, the Company entered into a Letter Of Intent to merge with PowerSki International, Inc., a privately-held personal watercraft manufacturer. On October 5, 2003, the Company announced that it has executed a binding Memorandum of Understanding to merge with PowerSki. Per its terms Nova and PowerSki shall enter into an agreement and Plan of Merger pursuant to which

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

2.       Operations (continued)
         ----------------------

         PowerSki will be merged into Nova, with Nova being the surviving corporation. Upon completion of the merger, Nova will change its name to PowerSki International Corp. In conjunction with executing the Memorandum of Understanding, management of both companies have completed due diligence reviews and have determined final terms of the deal. Subsequent to approval by the PowerSki board of directors and shareholders, execution of acquisition agreements, and meeting all terms of the deal, the merger will be consummated.

         On August 1, 2003, the Company entered into a Letter Of Intent to sell its wholly-owned subsidiary, Kadfield, Inc. dba BuyMicro, to Trimfast Group, Inc. (Pink Sheets: TFRG), a publicly-traded company based in Deerfield Beach, FL for a total price of $2 million in a stock transaction. On November 5, 2003, the Company announced that the estimated closing date of the transaction has been set for December 31, 2003. Trimfast and Nova management have scheduled one of two formal due diligence review meetings in the California office of Nova Communications for the week ending Nov. 7, 2003, to move towards completing the due diligence review process.

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

                                                 September 30     December 31
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
                                                ==============   =============

         The Company's available-for-sale investments consist of the following Corporate Securities:

                  GULF COAST HOTELS, INC. ("GULF COAST"): The Company is a minority partner in Gulf Coast that was formed to purchase the rights to approximately 1.4 acres in Biloxi, Mississippi and to develop a high-rise condominium hotel on that site. Gulf Coast has been unable to raise the approximately $1,000,000 necessary to complete

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

3.       Investments (continued)
         -----------------------

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


4.       Equipment
         ---------

         Equipment consisted of the following:
                                                  September 30     December 31
                                                      2003            2002
                                                 --------------   -------------

           Office furniture and equipment        $      99,583    $    100,834
           Computer software                           261,750         261,750
                                                 --------------   -------------
                                                       361,333         362,584
           Less accumulated depreciation              (195,331)       (168,183)
                                                 --------------   -------------

              Equipment, net                     $     166,002    $    194,401
                                                  =============   =============

5.       Long-term obligations
         ---------------------

         Long-term obligations consisted of the following:     September 30     December 31
                                                                   2003            2002
                                                              --------------   -------------
           Note payable and accrued interest payable to PFK
           Development Group, secured by 337,500 shares of
           Legal Club stock and Nova has pledged 35% of its
           cash receipts from collections of its notes
           receivable, borrowings bear interest at 10% per
           annum, borrowings and accrued interest are due
           December 2004.                                     $     753,927    $    736,427

           Capitalized lease obligations                            264,449         245,377
                                                              --------------   -------------
                                                                  1,018,376         991,804
           Less principal due within one year                      (264,449)       (118,586)
                                                              --------------   -------------
              Long-term obligations                           $     753,927    $    863,218
                                                              ==============   =============

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

5.       Long-term obligations (continued)
         ---------------------------------

         Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to December 31, 2002:

            Years ending December 31:
            -------------------------
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

7.       Common stock
         ------------

         During the third quarter of 2003, Palaut Management, Inc. agreed to return to the Company for cancellation a total of 90 million shares of the Company's common stock. A total of 35 million shares were returned as of September 30, 2003. Palaut Management, Inc. will hold 10 million shares of common stock after this transaction is completed. (See SEC Form 8-K filed October 29, 2003.)

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

         On April 10, 2003 and effective as of March 31, 2003, the Company entered into an Agreement To Convert Debt with Palaut Management, Inc. Under the terms of this agreement the Company will issue to Palaut Management, Inc. one hundred million (100,000,000) shares of the Company's common stock. in exchange for its related party note payable of $625,000, accrued management fee payable of $297,197 and accrued related party payable of $20,000. The value of these shares to be issued was

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

5.       Common stock (continued)
         ------------------------

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

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements


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

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

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

         Financial information by business segment is as follows:

                                                       Computer
                                                          and
                                     Managerial       electronic          Total
                                     assistance        equipment        segments
                                   ---------------   -------------  --------------
                                          Nine Months Ended September 30, 2003
                                   -----------------------------------------------
 Revenues                          $       7,767      $ 3,777,051     $ 3,784,818
 Income (loss) from operations        (2,355,292)          52,794      (2,302,498)
 Identifiable assets                      74,641          274,327         348,968
 Capital expenditures                          -                -               -
 Depreciation and
    amortization                             354           40,608          40,962

                                                       Computer
                                                          and
                                     Managerial       electronic          Total
                                     assistance        equipment        segments
                                   ---------------   -------------  --------------
                                          Nine Months Ended September 30, 2003
                                   -----------------------------------------------

 Revenues                          $     120,000      $ 5,925,370     $ 6,045,370
 Loss from operations                   (683,343)         (22,139)       (705,482)
 Identifiable assets                      89,666          471,819         561,485
 Capital expenditures                          -                -               -
 Depreciation and
    amortization                           3,787           31,876          35,663

                            NOVA COMMUNICATIONS LTD.

                          Notes To Financial Statements

9.       Segment information (continued)
         -------------------------------

         Reconciliation of the segment information to the consolidated  balances
         for  loss  from   operations,   total  assets,   and  depreciation  and
         amortization are as follows:

                                                       For The Nine Months
                                                       Ended September 30
                                                      2003            2002
                                                 -------------    ------------

 Segment loss from operations                   $  (2,302,498)   $   (705,482)
 Amortization of goodwill                             (12,563)        (12,563)
                                                 -------------    ------------
    Consolidated loss from operations           $  (2,315,061)   $   (718,045)
                                                 =============    ============

                                                 September 30     September 30
                                                     2003             2002
                                                 -------------    ------------
 Segment identifiable assets                    $     348,968    $    561,485
 Goodwill, net                                         66,999          83,750
                                                 -------------    ------------
    Consolidated total assets                   $     415,967    $    645,235
                                                 =============    ============


                                                       For The Nine Months
                                                       Ended September 30
                                                      2003            2002
                                                 -------------    ------------

 Segment depreciation and amortization          $      28,399    $     35,663
 Amortization of goodwill                              12,563          12,563
                                                 -------------    ------------
    Consolidated depreciation and amortization  $      40,962    $     48,226
                                                 =============    ============

Item 2 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

         These   results   include  the   operations  of  the  Company  and  its
consolidated subsidiaries for the nine months ended September 30, 2003 and September 30, 2002.

Net  loss  from  continuing  operations,   comprehensive  loss,  net  loss  from
continuing operations per common share and comprehensive loss per common share

         Net loss from continuing operations for the nine months ended September 30, 2003 was $(2,315,061), a loss increase of $(1,596,656) compared with a loss of $(718,405) for the same nine months of 2002. As a result, net loss from continuing operations per share for the nine months ended September 30, 2003 was $(.0115), a loss decrease of $.006 per share compared with a loss of $(.0175) for the same nine months of 2002.

         Net loss from continuing operations for the three months ended September 30, 2003 was $(24,675), a loss increase of $(34,443) compared with income of $9,768 for the same three months of 2002. As a result, net loss from continuing operations per share for the three months ended September 30, 2003 was $(.0001), a loss increase of $(.0003) per share compared with income of $.0002 for the same three months of 2002.

         Comprehensive loss for the nine months ended September 30, 2003 was $(2,315,061), a loss increase of $(6,344,028) compared with income of $4,028,967 for the same nine months of 2002. As a result, comprehensive loss per share for the nine months ended September 30, 2003 was $(.0115), a loss increase of $(.1095) per share compared with income of $.0980 for the same nine months of 2002.

         Comprehensive loss for the three months ended September 30, 2003 was $(24,675), a loss increase of $(5,385,306) compared with income of $5,360,631 for the same three months of 2002. As a result, comprehensive loss per share for the three months ended September 30, 2003 was $(.0001), a loss increase of $(.1155) per share compared with income of $.1154 for the same three months of 2002.

Revenues, cost of revenues and gross margin

         Net revenues for the nine months ended September 30, 2003 were $3,784,818, a decrease of $(2,260,552) compared with $6,045,370 for the same nine months of 2002. Cost of revenues for the nine months ended September 30, 2003 was $3,158,259, or 83.45% of net revenues. Gross margin for the nine months ended September 30, 2003 was $626,523, a decrease of $(320,138) compared with $946,661 for the same nine months of 2002.

         Net revenues for the three months ended September 30, 2003 were $802,256, a decrease of $(1,070,691) compared with $1,872,947 for the same three months of 2002. Cost of revenues for the three months ended September 30, 2003 was $663,960, or 82.76% of net revenues. Gross margin for the three months ended September 30, 2003 was $138,296, a decrease of $(216,844) compared with $355,140 for the same three months of 2002.

Operating expenses

         Operating expenses for the nine months ended September 30, 2003 were $2,903,981, an increase of $1,319,152 compared with $1,584,829 for the same nine months of 2002. During 2003 $1,835,464 was recorded as consulting fees that were paid by share issuance (compared with $573,169 in 2002.) In 2003, operating expenses included $495,000 in executive salary under an employment agreement with the Company's President of which $360,000 was in recognition of prior year's service. Without these items, other operating expenses for the nine months decreased ($438,143) from 2002 to 2003, as a result of cost reduction efforts.

         Operating expenses for the three months ended September 30, 2003 were $157,158, a decrease of $(161,878) compared with $319,036 for the same three months of 2002. In 2003, operating expenses included $45,000 in executive salary under an employment agreement with the Company's President. Without this item, operating expenses for the 3rd quarter decreased $(206,878) from 2002 to 2003, as a result of cost reduction efforts.

Other income (expenses)

         Net interest expense for the nine months ended September 30, 2003 was $37,603, a decrease of $(42,634) compared with $80,237 for the same nine months of 2002. Net interest expense for the three months ended September 30, 2003 was $5,813, a decrease of $(20,523) compared with $26,336 for the same three months of 2002.

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

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the nine months ended September 30, 2002 include the accounts of Communications 2000, Inc. as Net Loss of Discontinued Operations of $(775,336). These statements also include a Gain on Sale of Discontinued Operations of $5,522,708.

         Kadfield, Inc., operating as BuyMicro, was successful in increasing its lines of credit with its suppliers during 2002. It also has focused a portion of its business in large systems that are financed under capital lease arrangements for its customers. In mid-2003, Kadfield, Inc. discontinued its sales under capital lease arrangements activities as a result of competitive pressures in the marketplace.

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

         On October 5, 2003, the Company announced that it has executed a binding Memorandum of Understanding to merge with PowerSki International, the designer and manufacturer of the patented PowerSki Jetboard. Per its terms Nova and PowerSki shall enter into an agreement and Plan of Merger pursuant to which PowerSki will be merged into Nova, with Nova being the surviving corporation.
Upon completion of the merger, Nova will change its name to PowerSki International Corp. Prior to execution of the merger, Nova shall provide to PowerSki working capital funding up to an aggregate amount of $2,000,000, which will be used to grow the Company and move into high-volume manufacturing of the PowerSki Jetboard. In conjunction with executing the Memorandum of Understanding, management of both companies have completed due diligence reviews and have determined final terms of the deal. Subsequent to approval by the PowerSki board of directors and shareholders, execution of acquisition agreements, and meeting all terms of the deal, the merger will be consummated.

         On August 1, 2003, the Company announced that it had entered into a Letter Of Intent to sell its wholly-owned subsidiary, Kadfield, Inc. dba BuyMicro, to Trimfast Group, Inc. (Pink Sheets: TFRG), a publicly traded company based in Deerfield Beach, FL for a total price of $2 million in a stock transaction. The Letter of Intent calls for execution of a definitive acquisition agreement once mutual due diligence reviews are completed. On November 5, 2003, the Company announced that the estimated closing date of the transaction has been set for December 31, 2003. Trimfast and Nova management have scheduled one of two formal due diligence review meetings in the California office of Nova Communications for the week ending Nov. 7, 2003, to move towards completing the due diligence review process.

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


NOVA COMMUNICATIONS LTD. (Company)
Date:  November 12, 2003




By:   /s/  KENNETH D. OWEN                              Kenneth D. Owen,
      --------------------                              President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated:

November 12, 2003



/s/ KENNETH D. OWEN                                     President and Director
-------------------
Kenneth D. Owen

November 12, 2003



/s/ LESLIE I. HANDLER                                   Treasurer and Director
---------------------
Leslie I. Handler

November 12, 2003



/s/ BRYCE SHERWOOD                                      Director
------------------
Bryce Sherwood

FORM 10-QSB CERTIFICATION

         I, Kenneth D. Owen, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2003.

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

         Date:  November 12, 2003



         By: /s/ KENNETH D. OWEN
            -----------------------
         Kenneth D. Owen, President



                 STATEMENT OF CHIEF EXECUTIVE OFFICER REGARDING
            FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Kenneth D. Owen, state and certify as follows:

         The financial statements filed with the report on Form 10-QSB for the period ended September 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Nova Communications Ltd.

         This   Statement   is   submitted   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002.


Date:  November 12, 2003



By: /s/ KENNETH D. OWEN
   ------------------------
Kenneth D. Owen,
Chief Executive Officer