Form 10KSB
period 2003-12-31
NOVA COMMUNICATIONS LTD
filed 2004-05-14
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


  (Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from to .


         Commission file number:2-98014-D
                                ---------


                            NOVA COMMUNICATIONS LTD.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                              95-4756822
             ------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             370 AMAPOLA AVE. SUITE 202, TORRANCE, CALIFORNIA 90501
             ------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (310) 642-0200
                                ----------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

          Securities registered under Section 12(g) of theExchange Act:

                          COMMON STOCK, $.001 PAR VALUE


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                 -------       -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Issuer's revenues of its most recent fiscal year was $4,322,108.

         The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of February 28, 2004 was $469,582 based on the average bid and ask prices during January and February 2004.

         As of December 31, 2003 , the number of outstanding shares of the issuer's common stock, $0.001 par value was 255,081,462 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3

ITEM 2.  DESCRIPTION OF PROPERTY...............................................6

ITEM 3.  LEGAL PROCEEDINGS.....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..............6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         RESULTS OF OPERATIONS................................................10

ITEM 7.  FINANCIAL STATEMENTS.................................................12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES.................................12

ITEM 8A CONTROLS AND PROCEDURES...............................................12

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................13

ITEM 10.  EXECUTIVE COMPENSATION..............................................14

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................15

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................15

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................15

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................16

SIGNATURES....................................................................17

INDEX TO EXHIBITS.............................................................18

                                     PART I

ITEM  1.          DESCRIPTION OF BUSINESS

         OVERVIEW

         We are in the business of acquiring ownership interests in developing companies in a wide range of industries and providing financing and managerial assistance to those companies. We seek to invest in companies that, in our opinion, have the reasonable potential for growth. Our objective is to achieve is to achieve long-term growth. At the current time, we have one wholly-owned subsidiary, Kadfield, Inc. which is in the business of the retail sale of computer equipment and accessories by direct sale and via the Internet under the trade name of "BuyMicro".

         We have entered into a Memorandum of Understanding with PowerSki International Corporation pursuant to which we would merge with PowerSki. If the merger is completed, we will continue as the surviving corporation of the proposed merger. PowerSki is in the business of designing, manufacturing, marketing and distribution of its PowerSki Jetboard(TM), a personal watercraft and its SuperTorque XT(TM) its patented marine engine technology. In addition to these two products, PowerSki plans to develop and market a range of ancillary products such as name brand clothing and accessories

BUSINESS STRATEGY

KADFIELD, INC.

         Since December 2001, our only operating business has been our wholly-owned subsidiary, Kadfield, Inc. which engages primarily in the internet sale of computing equipment and accessories and telecommunications and telephony equipment and accessories. Kadfield, Inc. conducts its business under the trade name of "BuyMicro" and maintains an Internet website at www. BuyMicro.com.

         Kadfield, Inc. markets computing equipment and accessories manufactured by such featured companies as Sony, Hewlett-Packard, Lexmark, Philips and Snap Appliances. BuyMicro's database offers over 100,000 products, including hardware, software, accessories and office supplies. The online inventory database is updated on a daily basis, so as to provide the latest information on products, pricing and availability. BuyMicro relies on high sales volume and efficient online business operations to offer the lowest prices possible on its product offerings. Products are shipped from a system of 27 warehouse locations across the United States and deliveries are made from the warehouse nearest to the retail customer who made the purchase. Orders are typically filled within hours of an order being placed and are shipped either via UPS, FEDEX, AirBorne Express, or the US Postal Service, depending upon a customer's delivery preferences.

         Customers can register online as BuyMicro Members and obtain additional product cost discounts. In addition, BuyMicro offers flexible equipment financing programs for small to medium size businesses through eStoreFinance, an unaffiliated company. BuyMicro is listed as an eStoreFinance Preferred Vendor. BuyMicro maintains the latest in encryption technology to ensure secure online transactions.

POWERSKI INTERNATIONAL CORPORATION

         On October 8, 2003, we entered into a Memorandum of Understanding with PowerSki International Corporation ("PowerSki") pursuant to which we would merge with PowerSki. Nova Communications Ltd. would be the surviving corporation. The Memorandum of Understanding provides, among other things, that if the Plan of Merger was consummated we would issue to the shareholders of PowerSki shares of our common stock such that the shareholders of PowerSki would hold 80 % of our issued and outstanding common stock on the effective date of the merger. In addition, we agreed to provide working capital funding to PowerSki in the amount of $2 million dollars on or before December 31, 2003. The Memorandum of Understanding was amended on February 2, 2004. Under the amended Memorandum of Understanding, PSI acknowledged that we had provided no less than $600,000 of funding to PSI under the original Memorandum of Understanding and that $1,400,000 remained to be funded. The amended Memorandum of Understanding provided that we make an initial funding of $50,000 upon the execution of the amended Memorandum, which we did. The balance of our funding commitment would be provided at the rate of no less than $25,000 per week for a period of six months until the full $2,000,000 has been funded.

         In the event that we fail to make any weekly funding installment of $25,000, PSI is required to give us 10 days written notice to cure the failure. If the funding is not provided after the 10 day notice, PSI has the right to terminate the Memorandum. Thereafter, PSI is obligated to repay to us 50% of the amount of the funding provided pursuant to a promissory note bearing interest at 10% per annum with the entire principal and interest due and payable in a lump sum on the last day of the 36th month following the signing of the promissory note. The remaining 50% of our funding will be applied by PSI toward the purchase by us of a PSI distributorship at a 50% discount to the prevailing cost of purchasing a similarly situated PSI distributorship.

         In the event that the amended Memorandum of Understanding is terminated for any reason other than by reason of our failure to pay the entire $2,000,000, PSI will repay to us all of the funding we have provided up to the date that amended Memorandum is terminated. PSI repayment obligation is to be evidenced by a promissory note bearing interest at 10% per annum with the entire principal and interest due and payable in a lump sum within 12 months of the date of the note.

         POWERSKI  PRODUCTS

         JETBOARD

         The PowerSki Jet Board(TM)is a revolutionary motorized surfboard. which can reach speeds in excess of 30 mph. The Jetboard(TM)is typically 8' 4" long.

         To operate the Jetboard(TM), the rider assumes a "sideways stance" employed as in wakeboarding, windsurfing, snowboarding, surfing and skateboarding. The rider mounts the

Jetboard(TM) and starts the engine. The craft is equipped with an armpole tether assembly which provides the rider with added balance through the use of the control handle. The handle is equipped with four operating features: start and stop, colored green and red; thumb throttle; and a kill switch tether assembly attached to the rider's vest that shuts the engine off upon dismount. After a dismount, the rider simply pulls back the craft with the leash, sinks the tail, lays flat on the hull and restarts.

         MARINE ENGINE

         The Jetboard(TM) is powered by patented PowerSki's SuperTorqueXT(TM) marine engine. The engine is 6.5" in height.10" in width and 15" in length and produces approximately300 lbs of thrust with 40 horsepower. It can generate speeds of 30 mph.

         The engines features a belt-drive transmission mated to a jet-drive pump assembly designed for marine, aerospace, commercial and industrial uses. The engine has a wide range of potential applications including powering inflatables, catamarans, ultralights, amphibious ATVs, kayaks, military vehicles and generators.

         PowerSki plans to introduce a range of marine engines, both 2 and 4-stroke combustion and electric engines with the potential for 50 hp while maintaining the same height and length of its current engine design.

         ANCILLARY PRODUCTS

         In addition to designing, manufacturing, marketing and distributing the patented Jetboard(TM) and the SuperTorqueXT(TM) engine, PowerSki intends to develop multiple product spin-offs. These include accessories such as Jetboard(TM) wetsuits, life vests, gloves, helmets, and Jetboard(TM) bags.

         POWERSKI INTELLECTUAL PROPERTY

         At this time, PowerSki holds 63 patents worldwide, both design and utility patents, for both the Jetboard(TM) and the SuperTorqueXT(TM) marine engine, with over 40 patents pending worldwide. PowerSki has been awarded one utility patent on May 1, 2001 ( U.S. utility patent 6,233,712) and three design patents in the United States for the Jetboard(TM). There is one additional design patent pending. PowerSki has more than 45 foreign design and utility patents issued for the Jetboard(TM).

         PowerSki has been awarded utility patents for the SuperTorque XT(TM) marine engine technology in the United States, the European Union; Brazil; Japan; New Zealand and South Africa, with all claims allowed on the 2-stroke and 4-stroke internal combustion engines.

         PowerSki has registered Jetboard(TM) as a trademark with the United States Patent and Trademark Office. PowerSki maintains a Internet website at www.powerski.com.

         PRODUCT DISTRIBUTION

         PowerSki distributes the Jetboard(TM) and the SuperTorqueXT(TM) marine engine through a network of dealerships in 18 states in the U.S. and 28 international distributors.

         FACILITIES

         PowerSki is presently located 150 Calle Iglesia, San Clemente, California where it leases approximately 10,000 square feet.

ALL INFORMATION ABOUT THE BUSINESS AND PRODUCTS OF POWERSKI HAVE BEEN OBTAINED FROM THE MANAGEMENT OF POWERSKI AND OTHER SOURCES SUCH AS PUBLICALLY AVAILABLE INFORMATION DISTRIBUTED BY POWERSKI. ALL SUCH INFORMATION IS STILL SUBJECT TO THE COMPLETION OF THE COMPANY'S DUE DILIGENCE.


EVEN THOUGH THE COMPANY HAS ENTERED INTO A MEMORANDUM OF UNDERSTANDING TO ACQUIRE POWERSKI BY MERGER, THERE CAN BE NO ASSURANCE THE MERGER OR ANY OTHER FORM OF BUSINESS COMBINATION WILL IN FACT BE CONSUMMATED OR, IF CONSUMMATED, THAT THE TERMS AND CONDITIONS OF THE MERGER OR BUSINESS COMBINATION WILL BE AS DESCRIBED IN THE MEMORANDUM OF UNDERSTANDING.

ITEM  2.          DESCRIPTION OF PROPERTY

         The Company's principal executive and administrative offices are located at 370 Amapola Ave., Suite 202, Torrance, California 90501, where the Company occupies approximately 800 square feet of the 4,000 square feet leased by the Company's President, Kenneth D. Owen.

ITEM  3.          LEGAL PROCEEDINGS

         The Company not a party to any legal proceedings.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
                  SECURITIES

         The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2003 and December 31, 2002. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

                                                     Low               High
                                                     ---               ----

         Q 1- 2003                                   $ 0.01            $ 0.03
         Q 2- 2003                                     0.01              0.08
         Q 3- 2003                                     0.02              0.05
         Q 4- 2003                                     0.03              0.04

         Q 1-2002                                    $ 0.06            $ 0.22
         Q 2- 2002                                     0.01              0.08
         Q 3- 2002                                     0.01              0.05
         Q 4- 2002                                     0.01              0.03

         RECORD HOLDERS

         There is only one class of common stock. As of December 31, 2003, there were 1, 046 shareholders of record for the Company's common stock and a total of 255,081,462 shares of common stock issued and outstanding.

         The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

         DIVIDENDS

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

         RECENT SALES OF UNREGISTERED SECURITIES

         The following is a description of unregistered securities sold by us within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

         Pursuant to a Stock Exchange Agreement with Seven Angels Ventures LLC ("SAV") dated October 20, 2003, Nova Communications Ltd. has agreed to issue 3,300,000 shares of its common stock to SAV in exchange for the issuance to Nova of 133,000 shares of common stock of Epic Financial Corp. held by SAV.

         Between August 20, 2003 and December 29, 2003, the Company issued an aggregate of $490,000 of its Convertible Promissory Notes to a select group of investors totaling 19 persons.

         On December 2, 2003, the Company issued 4,000,000 shares of its common stock to Kenneth D. Owen, the Company's President and CEO.

         Each of these transactions is considered exempt from the registration requirements of the Securities Act of 1933 in reliance upon the exemptions at
Section 4(2) and/or 4(6) of said Act.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations

         These results include the operations of the Company and its consolidated subsidiaries for the years ended December 31, 2003 and December 31, 2002. The Company sold one of its two principal operating subsidiaries at mid-year 2002. The financial statements for the year ended December 31, 2002 include the accounts of Communications 2000, Inc. from January 1 through June 30, 2002 as Loss on Discontinued Operations of $775,336. The financial statements for the year ended December 31, 2002 also include a Gain on Sale of Discontinued Operations of $5,522,708.

         Net loss from continuing operations, comprehensive loss, net loss from continuing operations per common share and comprehensive loss per common share

         Net loss from continuing operations for the year ended December 31, 2003 was $4,124,337; a loss increase of $3,201,080 compared with a loss of $923,257 for 2002. As a result, net loss from continuing operations per share for the year ended December 31, 2003 was $.0192, a loss decrease of $.0025 per share compared with a loss of $.0217 for 2002.

         Comprehensive loss for the year ended December 31, 2003 was $4,124,337, a loss increase of $7,948,452 compared with income of $3,824,115 for 2002. As a result, comprehensive loss per share for the year ended December 31, 2003 was $.019, a loss increase of $.1090 per share compared with income of $.0898 for 2002.

         Net loss and comprehensive loss for the three months ended December 31, 2003 was $1,809,276, a loss increase of $1,604,424 compared with a loss of $204,852 for the same three months of 2002. As a result, net loss per share for the three months ended December 30, 2003 was $.0070, a loss increase of $.0026 per share compared with a loss of $.0044 for the same three months of 2002.

         Revenues, cost of revenues and gross margin

         Net revenues for the year ended December 31, 2003 were $4,322,108, a decrease of $3,568,292 compared with $7,890,400 for the 2002. Cost of revenues for the year ended December 31, 2003 was $3,743,659, or 86.62% of net revenues. Gross margin for the year ended December 31, 2003 was $578,449, a decrease of $557,465 compared with $1,135,914 for 2002.

         Net revenues for the three months ended December 31, 2003 were $537,290, a decrease of $1,307,740 compared with $1,845,030 for the same three months of 2002. Cost of revenues for the three months ended December 31, 2003 was $585,364, or 108.95% of net revenues. Gross margin (loss) for the three months ended December 31, 2003 was $48,074, a decrease of $237,327 compared with $189,253 for the same three months of 2002.

         Operating expenses

         Operating expenses for the year ended December 31, 2003 were $4,652,593, an increase of $2,695,394 compared with $1,957,199 for 2002. During
2003 $3,315,964 was recorded as consulting fees that were paid by share issuance (compared with $573,169 in 2002.) In 2003, operating expenses included $540,000 in executive salary under an employment agreement with the Company's President of which $360,000 was in recognition of prior year's service. Without these items, other operating expenses for the year decreased $587,401 from 2002 to 2003, as a result of cost reduction efforts.

         Operating expenses for the three months ended December 31, 2003 were $1,749,412 an increase of $1,376,242 compared with $373,170 for the same three months of 2002. In 2003, operating expenses included $1,480,500 as consulting fees that were paid by share issuance and $45,000 in executive salary under an employment agreement with the Company's President. Without these items, operating expenses for the 3rd quarter decreased $49,258from 2002 to 2003, as a result of cost reduction efforts.

         Other income (expenses)

         Net interest expense for the year ended December 31, 2003 was $49,393, a decrease of $51,779 compared with $101,172 for the same nine months of 2002. Net interest expense for the three months ended December 31, 2003 was $11,790, a decrease of $9,145 compared with $20,935 for the same three months of 2002.

OPERATING STRATEGIES AND COST REDUCTIONS

         The Company and its subsidiaries have been hampered in their operations during 2002 and 2001 by a shortage of working capital. Despite engaging the services of several investment bankers and professional fundraisers, only $92,000 has been raised from the sale of shares during 2002 to outside parties. The Company's growth and strategic operating plans for TEC-networks were predicated upon raising $2,000,000 to $4,000,000 in working capital during the first half of 2001. Without adequate working capital, TEC-networks was not able to expand its sales presence as planned. It was also not able to sponsor levels of advertising programs necessary to create a significant number of leads for its existing sales force.

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

         On July 22, 2002 the Board of Directors met and approved the sale of the Company's 46.68% interest in Communications 2000, Inc., which transaction was effective on July 1, 2002. The financial statements for the year ended December 31, 2002 include the accounts of Communications 2000, Inc. from January 1 through June 30, 2002 as Loss on Discontinued Operations of $775,336. The financial statements for the year ended December 31, 2002 also include a Gain on Sale of Discontinued Operations of $5,522,708. The financial statements for the year ended December 31, 2001 have been restated to reflect the accounts of Communications 2000, Inc. as Loss on Discontinued Operations of $6,727,345. The Company's Balance Sheet at December 31, 2001 has been restated to present the net liabilities of Communications 2000 as Net Liabilities of Discontinued Operations of $4,720,840.

         Kadfield, Inc., operating as BuyMicro, was successful in increasing its lines of credit with its suppliers during 2002and 2001. It also has focused a portion of its business in large systems that are financed under capital lease arrangements for its customers. Its operations have been profitable in all quarters except for the fourth quarter of 2003.

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

ITEM  7.          FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Nova Communications Ltd., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, audited, condensed financial statements including a balance sheet for the Company as of the year ended December 31, 2003 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its certifying accountants on accounting and financial disclosures.

ITEM  8A.         CONTROLS AND PROCEDURES

         Based on an evaluation of its disclosure controls and procedures as of December 31, 2003, the Company, through Kenneth D. Owen, its President and Chief Executive Officer, is satisfied as to the effectiveness of its disclosure controls and procedures.

                                    PART III

ITEM  9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons constitute all of the Company's Executive Officers and Directors:

     NAME               AGE         POSITION

Kenneth D. Owen         40          President, Chief Executive Officer, Director

Leslie I. Handler       66          Corporate Secretary, Director

Bryce Sherwood          51          Director

         Kenneth D. Owen became a director in June 1999 and has been our President since September 2000. Mr. Owen has been in the communications industry for over 15 years. From 1989 to 1991 he was vice president of AT&T Business Systems for Southern California.

         Leslie I. Handler has been a director and corporate secretary since August 1991. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance, a subsidiary of Far West Federal Bank, Portland, Oregon. Since 1993, Mr. Handler has been a consultant to the banking industry.

         Bryce Sherwood has been a director since September 2000. Mr. Sherwood is currently retired. Prior to his retirement, he was a securities account representative with A.G. Edwards and Co.

         The Company's Bylaws currently authorize up to seven directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

         CODE OF ETHICS.

         Effective January 1, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes- Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 370 Amapola Dr., Suite 202, Torrance, California 90501.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's President and Chief Executive Office, Kenneth D. Owen, failed to file reports on Form 4 covering 18 reportable events from the period July 14, 2003 to December 2, 2003. Mr. Owen will file Form 5 to disclose these previously undisclosed transactions.

ITEM  10.         EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                           --------------------------
NAME AND
PRINCIPAL POSITION    YEAR   ANNUAL COMPENSATION     LONG TERM COMPENSATION
------------------    ----   -------------------     ----------------------

Kenneth D. Owen
President/CEO         2003       $ 180,000           81,000,000 shares of common
                      2002          90,000           stock (a)
                      2001         180,000

(a) In April 2003, Mr. Owen was issued 72,000,000 shares of the Company's common stock pursuant to a registration statement on Form S-8. On December 2, 2003, Mr. Owen was issued an additional 5,000,000 shares of the Company's common stock pursuant to a registration statement on Form S-8 plus 4,000,000 shares of common stock, the latter being restricted securities under the Securities Act of 1933. All of the 81,000,000 shares were issued to Mr. Owen in lieu of $360,000 of accrued but unpaid compensation for 2002 and 2001. Mr. Owen has since disposed of virtually all of those shares in open market and private resale transactions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 30, 2004, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

TITLE OF CLASS      NAME AND ADDRESS OF        AMOUNT OF              PERCENT OF
                    BENEFICIAL OWNER           BENEFICIAL OWNERSHIP        CLASS
-----------------   ------------------------   --------------------   ----------

Common Stock        Kenneth D. Owen                 6,714,300             2.6%
                    31913 Taylor Road
                    Thousand Palms, CA 92276

Common Stock        Leslie I. Handler                 312,903 (a)           *
                    382 Running Springs Dr.
                    Palm Desert, CA 92276

Common Stock        Bryce Sherwood                    125,000               *
                    7517 Taylor Trace
                    Battle Creek, MI 49017

Common Stock (all officers and
directors as a group-3 persons)                     7,152,203             2.8%

* Less than one percent

(a) Mr. Handler's holdings do not include 31,319 shares held by Mr. Handler's wife, as to which he has neither voting nor investment control and for which he disclaims beneficial ownership.


ITEM  12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no reportable transactions during the period covered by this report.

ITEM  13.         EXHIBITS, LIST AND REPORTS ON FORM  8-K

(a)      Exhibits

         Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during the period covered by this Form 10-KSB:

           April 18, 2003     Item 1. Changes in Control of Registrant;
                                      ---------------------------------
                              Item 7. Financial Statements and Exhibits
                                      ---------------------------------

           May 9, 2003        Item 5. Other Events and FD Disclosures;
                                      --------------------------------
                              Item 7. Financial Statements and Exhibits
                                      ---------------------------------

           October 29, 2003   Item 1. Changes in Control of Registrant
                                      --------------------------------
           November 12, 2003  Item 2. Acquisition or Disposition of Assets;
                                      -------------------------------------
                              Item 7. Financial Statements and Exhibits
                                      ---------------------------------

ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit fees for the year 2003 were $24,495.

                           NOVA COMMUNICATIONS LTD.

                     Years ended December 31, 2003 and 2002
                                    Contents


                                                                        Page
Report of Independent Auditor's....................................   F-1 - F-2

Consolidated Financial Statements:
   Balance sheets..................................................         F-3
   Statements of operations........................................         F-4
   Statements of comprehensive loss................................         F-5
   Statements of changes in stockholders' equity (deficit).........         F-6
   Statements of cash flows........................................         F-7
   Notes to consolidated financial statements......................  F-8 - F-14

                         REPORT OF INDEPENDENT AUDITOR'S


To the Stockholders
Nova Communications Ltd.

We have audited the accompanying consolidated balance sheet of Nova Communications Ltd. as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nova Communications Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in accordance with U.S. generally accepted accounting principles.

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





April 10, 2004
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                    December 31
                                                      -------------------------------------
                                                            2003                2002
                                                      ----------------     ----------------
                                      ASSETS
                                      ------
Current assets:
   Cash                                               $        51,451      $            78
   Receivables                                                      -                  702
   Note receivable, due within one year                         9,557                6,402
   Available-for-sale investments                                   -               32,625
   Current assets of discontinued operations, net              51,435              209,475
                                                       --------------       --------------
       Total current assets                                   112,443              249,282



Equipment, net                                                  1,278               15,155

Equipment of discontinued operations, net                     140,221              179,246



Other assets:
   Note receivable                                             15,317               24,874
   Advances receivable                                        513,506                    -
   Deposits                                                         -                1,478
   Other assets of discontinued operations, net                62,811               81,147
                                                       --------------       --------------
       Total other assets                                     591,634              107,499




                                                      $       845,576      $       551,182
                                                       ==============       ==============












                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2003                2002
                                                                         ----------------     ----------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ---------------------------------------------

Current liabilities:
   Accounts payable                                                      $       160,647      $       237,914
   Payable to related parties                                                     11,593               27,121
   Accrued payroll and payroll related liabilities                               392,445              218,059
   Income taxes payable                                                            2,400                1,600
   Other accrued liabilities                                                      38,219               26,122
   Other accrued liabilities to related parties                                        -              297,197
   Current liabilities of discontinued operations                                393,984              383,683
                                                                          --------------       --------------
        Total current liabilities                                                999,288            1,191,696

Payable to related party                                                         760,905                    -

Long-term obligations                                                                  -              736,427

Long-term obligations of discontinued operations                                       -              126,791

Notes payable to related parties                                                       -              625,000


Net Capital Deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                         -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares; outstanding
    255,081,368 shares in 2003 (46,958,181 shares in 2002)                       255,081               46,958
   Common stock to be issued                                                      15,000                    -
   Additional paid-in capital                                                 18,913,171           13,797,842
   Retained deficit                                                          (20,097,869)         (15,508,400)
   Unrealized holding loss from available-for-sale
    investments                                                                         -            (465,132)
                                                                          ---------------      --------------
         Net capital deficiency                                                 (914,617)          (2,128,732)
                                                                          --------------       --------------

                                                                         $       845,576      $       551,182
                                                                          ==============       ==============






                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                                                  Years ended December 31
                                                                                   2003              2002
                                                                             ----------------   --------------

Revenues                                                                     $         9,768   $            -

General and administrative                                                         3,978,098          861,286
                                                                              --------------    -------------

Loss from operations                                                              (3,968,330)        (861,286)

Other expenses:
   Loss on available-for-sale investments                                           (497,757)               -
   Interest and loan fees, net                                                       (24,814)         (64,716)
                                                                              --------------    -------------
     Total other expenses                                                           (522,571)         (64,716)
                                                                              --------------    -------------

Loss before benefit for income taxes                                              (4,490,901)        (926,002)

Provision for income taxes                                                               800              800
                                                                              --------------    -------------

Net loss from continuing operations                                               (4,491,701)        (926,802)

Discontinued operations:
   Net loss, net of benefit for income taxes                                         (97,768)        (771,791)
   Net gain on disposal                                                                    -        5,522,708
                                                                              --------------    -------------
     Net income from discontinued operations                                         (97,768)       4,750,917
                                                                              --------------    -------------


Net income (loss)                                                            $    (4,589,469)  $    3,824,115
                                                                              ==============    =============


Net income (loss) per common share:
   Continuing operations                                                     $         (.020)  $        (.022)
                                                                              ==============    =============

   Discontinued operations                                                   $             -   $         .112
                                                                              ==============    =============






                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss

                                                                                   Years ended December 31
                                                                                   2003              2002
                                                                            -----------------   --------------

Net income (loss)                                                            $    (4,589,469)  $    3,824,115

Realized loss on available-for-sale investments                                      465,132                -
                                                                              --------------    -------------

Comprehensive income (loss)                                                  $    (4,124,337)  $    3,824,115
                                                                              ==============    =============


Comprehensive income (loss) per common share                                 $         (.018)  $         .090
                                                                              ==============    =============

































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                    January 1, 2002 through December 31, 2002

                                                                                                          Unrealized
                                                                                                           holding
                                                                                                          loss fro
                                                  Common stock       Common     Additional                available-     Total
                                 Preferred  -----------------------  stock to     paid-in     Retained     for-sale   stockholders'
                                   stock       Shares      Amount    be issued    capital      deficit    investments   equity
                                 ---------  ------------  ---------  ---------  ----------- ------------- ----------- -------------
(deficit)

Balance at January 1, 2002       $       -   31,428,458   $ 31,429   $  20,000  $13,075,523 $(19,332,515) $ (465,132) $(6,670,695)
Shares issued                            -            -          -     (20,000)      20,000            -           -            -
Common stock issued in exchange
  for interest and loan fees             -      400,000        400           -       69,600            -           -       70,000
  Common stock issued in exchange
   for long-term debt                    -      143,313        143           -       24,857            -           -       25,000
Common stock issued in exchange
  for services                           -   14,986,410     14,986           -      607,862            -           -      622,848
Comprehensive income                     -            -          -           -            -    3,824,115           -    3,824,115
                                 ---------  ------------  ---------  ---------  ----------- ------------- ----------- -------------
Balance at December 31, 2002             -   46,958,181     46,958           -   13,797,842  (15,508,400)   (465,132)  (2,128,732)
Common stock to be issued in
  exchange for long-term debt and
  interest                               -            -          -      15,000      738,927            -           -      753,927
Common stock issued in exchange
 for notes payable and accrued
 liabilities to related parties          -   10,000,000     10,000           -      912,197            -           -      922,197
Common stock issued in exchange
  for services                              198,123,187    198,123           -    3,464,205            -           -    3,662,328
Comprehensive income                     -            -          -           -            -   (4,589,469)    465,132   (4,124,337)
                                 ---------  ------------  ---------  ---------  ----------- ------------- ----------- -------------
Balance at December 31, 2003     $       -  255,081,368   $255,081   $  15,000  $18,913,171 $(20,097,869)  $       -  $  (914,617)
                                 =========  ============  =========  =========  =========== ============= =========== =============




















                             See accompanying notes.

                           NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                                   Years ended December 31
                                                                                  2003               2002
                                                                             ---------------    --------------
Cash flows from operating activities:
   Net loss from continuing operations                                       $    (4,491,701)  $     (926,802)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                    13,877            5,049
     Common stock issued for services and interest and loan fees                   3,679,828          803,700
     Realized loss on available-for-sale investments                                 497,757                -
     Changes in assets and liabilities:
       Receivables                                                                       702            1,132
       Deposits                                                                        1,478                -
       Accounts payable                                                              (92,795)         154,990
       Accrued liabilities                                                           187,283          372,312
                                                                              --------------    -------------

(203,571) 410,381

Cash flows from discontinued operations                                              126,349          226,315

Cash flows from investing activities:
   Principal repayments on notes receivable                                            6,402            8,170
   Advances paid                                                                    (513,506)               -
   Net investing activities of discontinued operations                                 1,585          368,035
                                                                              --------------    -------------

(505,519) 376,205

Cash flows from financing activities:
   Advances from related parties                                                     760,905                 -
   Principal payments on capitalized lease obligations                                     -           (5,274)
   Net financing activities of discontinued operations                              (126,791)      (1,007,727)
                                                                              --------------    -------------
                                                                                     634,114       (1,013,001)
                                                                              --------------    -------------
   Net increase (decrease) in cash                                                    51,373             (100)

   Cash at beginning of year                                                              78              178
                                                                              --------------    -------------

   Cash at end of year                                                       $        51,451   $           78
                                                                              ==============    =============



 Supplemental disclosure of cash flow information -
  cash paid for interest                                                     $         7,314     $      1,999
                                                                              ==============      ===========

Non-cash financing activities -
 common stock issued in exchange for long-term debt                          $     1,658,624     $     25,000
                                                                              ==============      ===========

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                       F-8

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

         On July 21, 2003 the Company decided to dispose of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         Cash and cash concentrations: For purposes of the statement of cash flows, the Company and its subsidiaries consider cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

         The Company deposits their cash in financial institutions. At various times throughout the year, cash held in these accounts exceeded Federal Deposit Insurance Corporation limits. The Company has not experienced any losses as a result of these cash concentrations.

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

         Impairment   of   long-lived   assets:   The   Company   assesses   the
         recoverability of long-lived assets by determining whether the depreciation and amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair

         Impairment of long-lived assets (continued): value and charged to operations in the period in which the impairment is determined by management.

         Revenue recognition: Revenue from the Company's managerial assistance services is recognized when services are rendered.

         Stock options and warrants: The Company accounts for stock based compensation to employees under SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123 defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

         During 2003, the Company adopted SFAS 148 that amended SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amended the disclosure provisions of SFAS 123 requiring prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amended APB 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The adoption of SFAS 148 had no effect on the Company's financial position or results of operations.

         The  Company   accounts  for  stock  options  and  warrants  issued  to
         non-employees for services under the fair value method of SFAS 118.

         Reporting comprehensive income: The Company reports and display comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners.

         Income taxes: The Company files a consolidated tax return that includes Nova and Kadfield. The consolidated tax liability, determined without taking credits into account, is allocated based on each company's contribution to consolidated taxable income. Tax credits are allocated on a pro rata basis equal to each company's contribution to the consolidated tax credits determined to be available each year.

         Income taxes (continued): Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

         Segment Reporting: The Company reports information about operating segments and related disclosures about products and services, geographic areas and major customers under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in principally one segment, providing managerial assistance services.

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 226,437,467 for 2003 (42,599,877 for 2002). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

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

         Reclassifications: Certain 2002 balances have been reclassified in the accompanying consolidated financial statements to conform to the 2003 presentation.

2.       Operations
         The Company has experienced recurring losses from operations and as of December 31, 2003 had a working capital deficit of $886,845 and a net capital deficiency of $914,617. In addition Kadfield is in default on various long-term obligations.

         During 2003, the Company announced their intentions to divest of its investment in Kadfield, Inc. Also, the Company is currently negotiating with several companies in which to invest or acquire.

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

3.       Advances receivable
         The Company has advanced funds to a company for cash flow purposes. The advances are unsecured, non-interest bearing, and due on demand.

4. Payable to related party
         Payable to related party is due to a company related to the president of the Company. The advances are unsecured, non-interest bearing, and due on demand however, this company has agreed not to demand repayment before April 2005.

5.       Common stock
         During 2003, the Board of Directors authorized the issuance of an aggregate of 188,023,187 shares of common stock of the Company in exchange for services. The weighted average issuance price of the shares was $.02 per share. Management of the Company valued the shares issued at the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded consulting fees aggregating $3,557,328 during the year ended December 31, 2003 as a result of the issuances.

         In March 2002, the Board of Directors authorized the issuance of 143,313 shares of common stock of the Company to an in exchange for long-term obligations. Management of the Company valued the shares issued at $.175 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted

                                      F-12
5. Common stock (continued)
         after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         In June 2002, the Board of Directors authorized the issuance of 400,000 shares of common stock of the Company to PFK Development Group as loan fees to extend the due date of a note payable to them from December 2003 to December 2004. Management of the Company valued the shares issued at $.175 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded loan fees expense of $70,000 as a result of the issuance.

         During 2002, the Board of Directors authorized the issuance of an aggregate of 14,986,410 shares of common stock of the Company in exchange for professional services. The weighted average issuance price of the shares was $.04 per share. Management of the Company valued the shares issued at the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded professional fees aggregating $622,848 during the year ended December 31, 2002 as a result of the issuance.

6.       Stock based compensation
         In December 2003, the Company issued 9,000,000 shares of its common stock to its president as compensation for services. Compensation expense of $90,000 was recorded for 2003 for the intrinsic value of the services rendered.

         During 2003, the Company issued an aggregate of 1,100,000 shares of its common stock to an employee as compensation for services. Compensation expense of $15,000 was recorded for 2003 for the intrinsic value of the services rendered.

         Had compensation cost for stock based compensation been determined based on the fair market value at the grant date, consistent with SFAS 148, the Company's net loss from continuing operations would have changed to the following pro-forma amounts for the years ended December 31:

                                                                        2003               2002
                                                                  -----------------  --------------
Net loss from continuing operations as reported                     $   (4,491,701)   $   (926,802)
Pro-forma effect                                                           (81,700)              -
                                                                     -------------     -----------

Pro-forma net loss                                                  $   (4,573,401)   $   (926,802)
                                                                     =============     ===========

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                      F-13
6. Stock based compensation (continued)

           Net loss per share from continuing operations as reported           $        (.020)   $      (.022)
           Pro-forma effect                                                                 -               -
                                                                                -------------     -----------

           Pro-forma net loss per share from continuing operations             $        (.020)   $      (.022)
                                                                                =============     ===========

7.       Discontinued operations
         In June 2002, the Company completed the divestiture of Communications 2000, Inc., dba TEC-networks. Communications 2000, Inc. had no annual sales in 2002 and a loss from operations of approximately $775,400. The Company recorded a gain on the divestiture of Communications 2000, Inc. of $5,522,708 in 2002.

         On July 21, 2003 the Board of Directors approved a formal plan to dispose of Kadfield. It is anticipated that the disposal will be completed during 2004. Kadfield had annual sales of approximately $4,312,300 in 2003 ($7,890,400 in 2002) and a loss from operations of approximately $97,800 in 2003 (income from operations of approximately $3,600 in 2002).

8.       Income taxes
         Deferred income taxes consisted of the following at December 31:

                                                                                 2003             2002
                                                                           ---------------   ---------------
           Deferred tax assets:
              Net operating loss carryovers                                $    5,560,000    $    3,828,800
              Unrealized losses on investments                                          -           158,100
              Allowance for uncollectible accounts                                      -            12,900
                                                                            -------------     -------------
                                                                                5,560,000         3,999,800
           Valuation allowance for deferred tax assets                         (5,560,000)       (3,999,800)
                                                                            -------------     -------------

                Net deferred income taxes                                  $            -    $            -
                                                                            =============     =============

         The components of the provision (benefit) for income taxes are as follows for the years ended December 31:

                                                                                        2003          2002
                                                                                     -----------  -----------
           State of California -
              Currently payable                                                      $      800    $     800
                                                                                      =========     ========

         The   provision   (benefit)   for  income  taxes  is  included  in  the
         accompanying income statements under the following captions for the years ended December 31:

                                                                                        2003          2002
                                                                                     -----------  -----------
            Continuing operations                                                    $      800    $     800
           Discontinued operations                                                            -            -
                                                                                      ---------     --------

                                                                                     $      800    $     800
                                                                                      =========     ========

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:

                                                                                  2003            2002
                                                                           ---------------   ---------------
           Tax at statutory rates                                          $    1,560,419    $     1,300,471
           Differences resulting from:
              State tax, net of Federal tax benefit                                   528                528
              Non-deductible and other items                                           53             71,801
              Change in deferred tax valuation allowance                       (1,560,200)        (1,372,000)
                                                                            -------------     --------------
                Benefit for income taxes                                   $          800    $           800
                                                                            =============     ==============

         The Company has approximately $15,850,000 in Federal and State of California net operating losses, which, if not utilized, expire through 2023.

         The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2003 and 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2004.


                                 NOVA COMMUNICATIONS LTD


                                 /s/KENNETH D. OWEN
                                 Kenneth D. Owen,
                                 President, Chief Executive Officer and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                             Date

/s/ KENNETH D. OWEN      President; Chief Executive Officer;      May 14, 2004
   -------------------
   Kenneth D. Owen

/s/ LESLIE I.HANDLER     Secretary; Director                      May 14, 2004
   -------------------
   Leslie I. Handler

/s/ BRYCE SHERWOOD       Director                                 May 14, 2004
   -------------------
   Bryce Sherwood

                                INDEX TO EXHIBITS
EXHIBIT
NO.                DESCRIPTION
---                -----------

                   PLAN OF REORGANIZATION

2.1         *      Articles and Agreement  of Merger dated July 21, 1999

                   ARTICLES OF INCORPORATION AND BY-LAWS

3(i)        *      Articles of Incorporation of First Colonial Ventures Ltd.
                   dated March 25, 1985.

3(ii)       *      Articles of Incorporation of Nova Communications Ltd. dated
                   July 21, 1999.

3(iii)      *      Certificate of Amendment of First Colonial Ventures Ltd.
                   dated August 12, 1985.

3(iv)       *      Certificate of Amendment of First Colonial Ventures Ltd.
                   dated September 3, 1985.

3(v)        *      Certificate of Amendment of First Colonial Ventures Ltd.
                   dated February 3, 1992.

3(vi)       *      Bylaws

                   MATERIAL CONTRACTS

10.1        *      Letter of Intent dated May 2. 2003 with PowerSki
                   International Corporation.

10.2 Memorandum of Understanding dated October 8, 2003 with PowerSki International Corporation.

10.3 Memorandum of Understanding II dated February 2, 2004 with PowerSki International Corporation.

                   SUBSIDIARIES

21          *      Kadfield, Inc., doing business as BuyMicro.

                   CERTIFICATIONS

31                 Rule 15d-14(a) certification of Kenneth D. Owen.

32                 Section 1350 certification of Kenneth  D. Owen.

* Incorporated herein by reference from filings previously made by the Company