Form 10KSB/A
period 2003-12-31
NOVA COMMUNICATIONS LTD
filed 2004-05-17
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]



THIS AMENDMENT IS SUBMITTED SOLELY TO PROVIDE THE NAME OF THE AUDITOR WHO PREPARED THE FINANCIAL STATEMENTS.

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




/s/TIMOTHY L. STEERS, CPA LLC
TIMOTHY L. STEERS, CPA LLC

April 10, 2004
Portland, Oregon