Form 10QSB
period 2004-03-31
NOVA COMMUNICATIONS LTD
filed 2004-06-04
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.


                        Commission File Number: 000-31451
                                    ---------

                            NOVA COMMUNICATIONS, INC.
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



               370 AMAPOLA AVE. # 202, TORRANCE, CALIFORNIA 90501
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

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

                          Yes    XX                  No
                              --------                  --------

As of March 31, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value, was 304,931,468 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet for the three months ended
         March 31, 2004 and March 31, 2003...................................  3

         Consolidated Unaudited Statements of Operations for the
                  three months ended March 31, 2004 and March 31, 2003.......  4

         Consolidated Unaudited Statements of Cash Flows for the
                  three months ended March 31, 2004 and March 31, 2003.......  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ..............................................  9


ITEM 3.  CONTROLS AND PROCEDURES.............................................  9


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 10


SIGNATURES................................................................... 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets
                             See accompanying notes.
                                                                              March 31,          December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------
                                      Assets
Current assets:
   Cash                                                                   $           986      $        51,451
   Note receivable due within one year                                              9,775                9,557
   Current assets of discontinued operations                                       51,435               51,435
                                                                           --------------       --------------
     Total current assets                                                          62,196              112,443

Equipment, net                                                                      1,278                1,278

Equipment of discontinued operations, net                                         140,221              140,221

Other assets:
   Note receivable                                                                 15,695               15,317
   Advances receivables                                                           723,506              513,506
   Other assets of discontinue operations, net                                     62,811               62,811
                                                                           --------------       --------------
     Total other assets                                                           802,012              591,634
                                                                           --------------       --------------

                                                                          $     1,005,707      $       845,576
                                                                           ==============       ==============
                      Liabilities and Net Capital Deficiency

Current liabilities:
   Accounts payable                                                       $       165,348      $       159,637
   Payable to related parties                                                       5,477               11,593
   Accrued payroll and payroll related liabilities                                301,057              392,445
   Income taxes payable                                                             2,400                2,400
   Other accrued liabilities                                                       56,380               45,902
   Convertible notes payable                                                      490,000              490,000
   Current liabilities of discontinued operations                                 393,984              393,984
                                                                           --------------       --------------
     Total current liabilities                                                  1,414,646            1,495,961

Payable to related party                                                          440,232              264,232

Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                          -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares; issued and
    outstanding 304,931,468 shares in 2004 (255,081,368 shares in 2003)           304,931              255,081
   Common stock to be issued                                                       15,000               15,000
   Additional paid in capital                                                  20,358,821           18,913,171
   Retained deficit                                                           (21,527,923)         (20,097,869)
                                                                           --------------       --------------
     Net capital deficiency                                                      (849,171)            (914,617)
                                                                           --------------       --------------

                                                                          $     1,005,707      $       845,576
                                                                           ==============       ==============

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations
                                                                                Three months ended March 31
                                                                                 2004                2003
                                                                          ----------------    -----------------
Revenues                                                                   $            -      $         7,724
Operating expenses                                                              1,420,254              417,531
                                                                            -------------       --------------
Net loss from operations                                                       (1,420,254)            (409,807)

Interest expense, net                                                             (9,800)              (18,125)
                                                                            -------------       --------------

Net income from continuing operations before provision for income taxes        (1,430,054)            (427,932)

Provision for income taxes - State of California                                        -                    -
                                                                            -------------       --------------

Net loss from continuing operations                                            (1,430,054)            (427,932)

Net income from discontinued operations                                                  -              27,805
                                                                            --------------      --------------


Net loss                                                                   $   (1,430,054)     $      (400,127)
                                                                            =============       ==============



Net income (loss) per common share:
   Continuing operations                                                   $        (.005)     $         (.009)
                                                                            =============       ==============
   Discontinued operations                                                 $            -      $          .001
                                                                            =============       ==============

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows


                                                                                Three months ended March 31
                                                                                 2003              2002
                                                                          ----------------   ------------------
Cash flows from operating activities:
   Net loss from continuing operations                                     $   (1,430,054)      $  (427,932)
   Adjustment to reconcile net loss to net cash used in operating activities-
     Depreciation                                                                       -               354
     Shares issued in exchange for services                                     1,315,500           380,000
     Changes in assets and liabilities:
       Receivables                                                                      -            (1,132)
       Accounts payable                                                            (1,001)          (24,950)
       Accrued liabilities                                                         99,090            55,781
                                                                            -------------        ----------
                                                                                  (16,465)          (17,879)

Cash flows from discontinued operations                                                 -            22,461

Cash flows from investing activities:
   Principal repayments on notes receivable                                             -             1,403
   Advances paid                                                                 (210,000)                -
                                                                            -------------        ----------
                                                                                 (210,000)            1,403
Cash flows from financing activities:
   Advances received from related party                                           176,000                  -
   Net financing activities of discontinued operations                                  -            (5,881)
                                                                            -------------        ----------
                                                                                  176,000            (5,881)
                                                                            -------------        ----------

Net change in cash                                                                (50,465)              104

Cash at beginning of period                                                        51,451                78
                                                                            -------------        ----------

Cash at end of period                                                      $          986       $       182
                                                                            =============        ==========




Supplemental schedule of noncash financing activities:
   Common stock issued in exchange for accrued payroll                     $      180,000       $         -
                                                                            =============        ==========

   Common stock issued for long-term obligations to related parties        $            -       $   625,000
                                                                            =============        ==========

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


1.       Summary of significant accounting policies

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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of March 31, 2004 and 2003 and for the three months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         Cash equivalents: For purposes of the statement of cash flows, the Company and its subsidiaries consider cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

         Equipment: Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, which range from five to fifteen years.

         Stock options and warrants: The Company uses a fair value based method of accounting for stock based compensation to employees.

         The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 289,111,138 for the three months ended March 31, 2004 (49,342,623 for the three months ended March 31, 2003). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

1.       Summary of significant accounting policies (continued)

         Significant risks and uncertainties: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectability of notes receivable. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       Operations

         During 2003, the Company announced their intentions to divest of its investment in Kadfield, Inc. Also, the Company is currently negotiating with several companies in which to invest or acquire.

         The Company believes the above actions and along with other plans will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of March 31, 2004 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Advances receivable

         The Company has advanced funds to a company for cash flow purposes. The advances are unsecured, non-interest bearing, and due on demand.

4.       Convertible notes payable

         The notes payable are due one year from the date of borrowings plus interest at a rate of 8% per annum and are unsecured. The notes and any unpaid interest may be convertible into shares of common stock of the Company at a rate of 75% of the closing bid price of the Company's common stock on the date of conversion. The notes may be converted at the option of the Company, but not before six months, and at the option of the holder, but not before one year, from the date of the notes and only if certain events have occurred.

5.       Payable to related party

         The payable to related party is due to a company related to the president of the Company. The advances are unsecured, non-interest bearing, and due on demand however, this company has agreed not to demand repayment before June 2005.

6.       Preferred stock

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

7.       Common stock

         On January 21, 2004, the Board of Directors authorized the issuance of 6,000,000 shares of common stock of the Company in exchange for $180,000 of accrued payroll. Management of the Company valued the shares issued at $.03 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         During the three months ended March 31, 2004, the Company issued an aggregate of 27,350,000 shares of its common stock in exchange for consulting and management services aggregating $820,500. Management of the Company valued the shares issued at $.03 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

8.       Stock based compensation

         During the three months ended March 31, 2004, the Company issued 16,000,000 shares of its common stock to its president and 500,000 to an employee as compensation for services aggregating $495,000. Management of the Company valued the shares issued at $.03 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

         On July 21, 2003 the Company decided to dispose of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. During the three months ended March 31, 2004 has been devoted toward identifying business investment and acquisition opportunities. The Company is currently providing advances to a business opportunity.

         Revenues decrease by $7,724 for the three months ended March 31, 2004 from the three months ended March 31, 2003 because the Company has not provided management services to outside business during 2004.

         Operating expenses of $1,420,254 incurred during the three months ended March 31, 2004 increased $1,002,723 compared to operating expenses for the three months ended March 31, 2003 primarily as a result of an increase in consulting fees of $368,928 incurred to assist with equity financing and an increase in officer's compensation of $657,000 authorized by the Board of Directors.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 compared to December 31, 2003:

         The Company's assets of $1,005,707 as of March 31, 2004 increased by $160,131 from those as of December 31, 2003 primarily as a result of a decrease in cash of $50,465 and advances paid to a business opportunity of $210,000.

         Payables to related parties increased $176,000 from December 31, 2003 to March 31, 2004 due to additional advances received during that period from related parties.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31. 204, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)              Exhibits.
                 --------

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

3(3)(i)(3)       First  Colonial   Ventures,   Ltd.  Amendment  to  Articles  of
                 Incorporation -September 3, 1985 (Incorporated by reference)

3(3)(i)(4)       First  Colonial   Ventures,   Ltd.  Amendment  to  Articles  of
                 Incorporation -February 3, 1992 (Incorporated by reference)

3(3)(i)(5)       Nova  Communications  Ltd Articles of  Incorporation - July 13.
                 1999 (Incorporated by reference)

3(3)(ii)(1)      Bylaws (Incorporated by reference)

31               Rule 13a-14(a)/15d-14(a) Certification

32               Section 1350 Certification

(b)              Reports on Form 8-K.
                 -------------------
                 No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2004               NOVA COMMUNICATIONS, INC.

                                 By: /s/ KENNETH D. OWEN
                                 --------------------------
                                 Kenneth D. Owen, President