Form 10QSB
period 2004-06-30
NOVA COMMUNICATIONS LTD
filed 2004-08-16
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

                          Yes    XX                  No
                              --------                  --------

As of June 30, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value, was 304,931,468 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of June 30, 2004............  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended June 30, 2004 and March 31, 2003............  4

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarters ended June 30, 2004 and June 30, 2003.............  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 10


ITEM 3.  CONTROLS AND PROCEDURES............................................. 11


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 12


SIGNATURES................................................................... 12

                         PART I - FINANCIAL INFORMATION

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                              June 30,           December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------
                                      Assets
Current assets:
   Cash                                                                   $         2,255      $        51,451
   Note receivable due within one year                                                  -                9,557
   Current assets of discontinued operations                                       51,435               51,435
                                                                           --------------       --------------
     Total current assets                                                          53,690              112,443

Equipment, net                                                                      1,278                1,278

Equipment of discontinued operations, net                                         140,221              140,221

Other assets:
   Note receivable                                                                      -               15,317
   Advances receivables                                                           723,506              513,506
   Other assets of discontinue operations, net                                     62,811               62,811
                                                                           --------------       --------------
     Total other assets                                                           786,317              591,634
                                                                           --------------       --------------

                                                                          $       981,506      $       845,576
                                                                           ==============       ==============
                      Liabilities and Net Capital Deficiency

Current liabilities:
   Accounts payable                                                       $       146,205      $       159,637
   Payable to related parties                                                           -               11,593
   Accrued payroll and payroll related liabilities                                215,772              392,445
   Income taxes payable                                                             2,400                2,400
   Other accrued liabilities                                                       82,229               45,902
   Convertible notes payable                                                      490,000              490,000
   Current liabilities of discontinued operations                                 393,984              393,984
                                                                           --------------       --------------
     Total current liabilities                                                  1,348,590            1,495,961

Payable to related party                                                          441,232              264,232

Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                          -                    -
   Common stock; $.001 par value; authorized 500,000,000 shares; issued and
    outstanding 343,981,468 shares in 2004 (255,081,368 shares in 2003)           343,981              255,081
   Common stock to be issued                                                       10,000               15,000
   Additional paid in capital                                                  21,005,771           18,913,171
   Retained deficit                                                           (22,168,068)         (20,097,869)
                                                                           --------------       --------------
     Net capital deficiency                                                      (808,316)            (914,617)
                                                                           --------------       --------------

                                                                          $       981,506      $       845,576
                                                                           ==============       ==============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations


                                          Three months ended June 30              Six months ended June 30
                                      -----------------------------------   -----------------------------------
                                             2004             2003                 2004              2003
                                      ----------------  -----------------   -----------------  ----------------
Revenues                                $      5,550      $            8      $        5,550    $        7,732
Operating expenses                           635,922           1,881,588           2,065,976         2,299,119
                                         -----------       -------------       -------------     -------------
Net loss from operations                    (630,372)         (1,881,580)         (2,060,426)       (2,291,387)

Interest expense, net                         (9,773)                (16)             (9,773)          (18,141)
                                         -----------       -------------       -------------     -------------

Net income from continuing operations
  before provision for income taxes         (640,145)         (1,881,596)         (2,070,199)       (2,309,528)

Provision for income taxes - State of
  California                                       -                   -                   -                 -
                                         -----------       -------------       -------------     -------------

Net loss from continuing operations         (640,145)         (1,881,596)         (2,070,199)       (2,309,528)

Net income (loss) from discontinued
  operations                                       -              (8,663)                  -            19,142
                                         -----------       -------------       -------------     -------------


Net loss                                $   (640,145)     $   (1,890,259)     $   (2,070,199)   $   (2,290,386)
                                         ===========       =============       =============     =============



Net income (loss) per common share:
   Continuing operations                $       (.002)    $        (.007)     $        (.007)   $        (.015)
                                         ============      =============       =============     =============
   Discontinued operations              $           -     $            -      $            -    $            -
                                         ============      =============       =============     =============













                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows


                                          Three months ended June 30              Six months ended June 30
                                      -----------------------------------   -----------------------------------
                                             2004             2003                 2004              2003
                                      ----------------  -----------------   -----------------  ----------------
Cash flows from operating activities:
   Net loss from continuing operations  $   (640,145)     $   (1,881,596)     $   (2,070,199)   $   (2,309,528)
   Adjustment to reconcile net loss to
    net cash used in operating
    activities:
     Provision for uncollectible note
      receivable                              16,274                   -              16,274                 -
     Shares issued in exchange for
      compensation and services              591,000           1,835,464           1,996,500         2,215,464
     Changes in assets and liabilities:
       Receivables                                 -               1,834                   -               702
       Accounts payable                       (6,024)                (81)             (7,025)          (25,031)
       Accrued liabilities                    30,564              39,175              39,654            94,956
                                         -----------       -------------       -------------     -------------
                                              (8,331)             (5,204)            (24,796)          (23,437)
Cash flows from discontinued
  operations                                       -               7,944                   -            30,759
Cash flows from investing activities:
   Principal repayments on notes
    receivable                                 8,600               3,000               8,600             4,403
   Advances paid                                   -                   -            (210,000)                -
                                         -----------       -------------       -------------     -------------
                                               8,600               3,000            (201,400)            4,403
Cash flows from financing activities:
   Advances received from related party        1,000                   -             177,000                 -
   Net financing activities of
    discontinued operations                        -              (5,881)                  -           (11,762)
                                         -----------       -------------       -------------     -------------
                                               1,000              (5,881)            177,000           (11,762)
                                         -----------       -------------       -------------     -------------
Net change in cash                             1,269                (141)            (49,196)              (37)
Cash at beginning of period                      986                 182              51,451                78
                                         -----------       -------------       -------------     -------------

Cash at end of period                   $      2,255      $           41      $        2,255    $           41
                                         ===========       =============       =============     =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                  June 30, 2004


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

         Interim reporting: The Company's year-end for accounting and tax purposes is December 31. In the opinion of Management, the accompanying consolidated financial statements as of June 30, 2004 and 2003 and for the three and six months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         Cash flows: For purposes of the statement of cash flows, the Company and its subsidiaries consider cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

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

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 322,785,864 for the three months ended June 30, 2004 (264,407,336 for the three months ended June 30, 2003) and 305,948,501 for the six months ended June 30, 2004 (157,449,063 for the six months ended June 31, 2003). Common stock to be

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                  June 30, 2004


1. Summary of significant accounting policies (continued)
         Net loss per common share (continued): issued and convertible notes payable are not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

         Use of estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions regarding the collectability of notes receivable. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

2.       Operations
         During 2003, the Company announced their intentions to divest of its investment in Kadfield, Inc. Also, the Company is currently negotiating with several companies in which to invest or acquire.

         The Company believes the above actions and along with other plans will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of June 30, 2004 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Cash flow information
         Supplemental schedule of noncash financing activities are as follows:

                                    Three months ended June 30     Six months ended June 30
                                    --------------------------     ------------------------
                                        2004        2003               2004        2003
                                     ---------   ---------          ---------   ---------
           Common stock
            issued in exchange
            for accrued payroll      $  90,000   $       -          $ 180,000   $       -
                                     =========   =========          =========   =========

            Common stock
             issued for long-term
             obligations to
             related parties        $        -   $ 625,000          $       -   $ 625,000
                                     =========   =========          =========   =========

4.       Advances receivable
         The Company has advanced funds to a company for cash flow purposes. The advances are unsecured, non-interest bearing, and due on demand.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                  June 30, 2004


5.       Convertible notes payable
         The notes payable are due one year from the date of borrowings plus interest at a rate of 8% per annum and are unsecured. The notes and any unpaid interest may be convertible into shares of common stock of the Company at a rate of 75% of the closing bid price of the Company's common stock on the date of conversion. The notes may be converted at the option of the Company, but not before six months, and at the option of the holder, but not before one year, from the date of the notes and only if certain events have occurred.

6.       Payable to related party
         The payable to related party is due to a company controlled by the president of the Company. The advances are unsecured, non-interest bearing, and due on demand however, this company has agreed not to demand repayment before June 2005.

7.       Preferred stock
         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

8.       Common stock
         On January 21, 2004, the Board of Directors authorized the issuance of 6,000,000 shares of common stock of the Company in exchange for $180,000 of accrued payroll. Management of the Company valued the shares issued at $.03 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

         On May 14, 2004, the Board of Directors authorized the issuance of 4,500,000 shares of common stock of the Company in exchange for $90,000 of accrued payroll. Management of the Company valued the shares issued at $.02 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                  June 30, 2004


8. Common stock (continued)
         During the three months ended June 30, 2004, the Company issued an aggregate of 22,550,000 shares of its common stock in exchange for consulting and management services aggregating $451,000. Management of the Company valued the shares issued at $.02 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

         During the three months ended June 30, 2004, the Company issued 5,500,000 shares of its common stock to its president and 1,500,000 to an employee as compensation for services aggregating $140,000. Management of the Company valued the shares issued at $.02 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Management's discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may", "expect", "anticipate", "estimates", or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS
---------------------

Six months ended June 30, 2004 compared to the six months ended June 30, 2003
-----------------------------------------------------------------------------
and three months ended June 30, 2004 compared to the three months ended June 30,
--------------------------------------------------------------------------------
2003:

On July 21, 2003 the Company decided to dispose of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. During the three and six months ended June 30, 2004, management has been devoting its efforts toward identifying business investment and acquisition opportunities. The Company is currently providing working capital advances to a business opportunity.

Revenues were $5,550 for the six months ended June 30, 2004 compared to $7,732 for the six months ended June 30, 2003. The decrease of $2,182 is a result of providing more overall management services in 2003.

Revenues were $5,550 for the three months ended June 30, 2004 compared to $8 for the three months ended June 30, 2003. The increase is a result of providing more management services during the three months ended June 30, 2004 then during the three months ended June 30, 2003.

Operating expenses were $2,065,976 for the six months ended June 30, 2004 compared to $2,299,119 for the six months ended June 30, 2003. The decrease of $233,143 is a result of incurring less outside consulting services during the six months ended June 30, 2004 by $218,964.

Operating expenses were $635,922 for the three months ended June 30, 2004 compared to $1,881,588 for the three months ended June 30, 2003. The decrease of $1,245,666 is a result of incurring less outside consulting services during the three months ended June 30, 2004 by $1,244,464.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

As of June 30, 2004 compared to December 31, 2003:
-------------------------------------------------

The Company's total assets of $981,506 as of June 30, 2004 increased by $135,930 from those as of December 31, 2003 primarily as a result of two factors. The Company negotiated a final payment on its notes receivable by reducing the amount to $8,600 that was received during the three months ended June 30, 2004. The Company has advanced a business opportunity an aggregate of $210,000 during the six months ended June 30, 2004.

Payable to related party increased $177,000 during the six months ended June 30, 2004 aggregating $441,232 as of that date. This related party has agreed not to demand repayment of the advances before August 2005 and unless cash is available from operations or from a merger, capital stock exchange, asset acquisition, or other business combination. There can be no assurances that this related party will continue to provide advances to the Company.


ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Date: August 16, 2004            NOVA COMMUNICATIONS, INC.

                                 By: /s/ KENNETH D. OWEN
                                 --------------------------
                                 Kenneth D. Owen, President