Form 10QSB
period 2004-09-30
NOVA COMMUNICATIONS LTD
filed 2004-11-24
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

                          Yes    XX                  No
                              --------                  --------

As of November 23, 2004, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,125,669 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of September 30, 2004.......  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended September 30, 2004 and September 30, 2003...  4

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarters ended September 30, 2004 and September 30, 2003...  5

         Notes to Consolidated Financial Statements..........................  6


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


ITEM 3.  CONTROLS AND PROCEDURES............................................. 11


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 12


SIGNATURES................................................................... 12

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                            September 30,        December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------

                                               ASSETS
Current assets:
   Cash                                                                    $            -       $       51,451
   Note receivable due within one year                                                  -                9,557
   Current assets of discontinued operations                                       51,435               51,435
                                                                           --------------       --------------
     Total current assets                                                          51,435              112,443

Equipment, net                                                                      1,278                1,278

Equipment of discontinued operations, net                                         140,221              140,221

Other assets:
   Note receivable                                                                      -               15,317
   Advances receivables                                                           723,506              513,506
   Other assets of discontinue operations, net                                     62,811               62,811
                                                                           --------------       --------------
     Total other assets                                                           786,317              591,634
                                                                           --------------       --------------

                                                                          $       979,251      $       845,576
                                                                           ==============       ==============

                               LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Checks issued in excess of bank deposits                               $           181      $             -
   Accounts payable                                                               165,174              159,637
   Payable to related parties                                                       5,920               11,593
   Accrued payroll and payroll related liabilities                                214,334              392,445
   Income taxes payable                                                             3,200                2,400
   Other accrued liabilities                                                       84,305               45,902
   Convertible notes payable                                                      395,000              490,000
   Current liabilities of discontinued operations                                 393,984              393,984
                                                                           --------------       --------------
     Total current liabilities                                                  1,262,098            1,495,961

Payable to related party                                                          442,732              264,232

Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                          -                    -
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 3,940,621 shares in 2004
    (2,595,261 shares in 2003)                                                      3,941                2,551
   Common stock to be issued                                                       10,000               15,000
   Additional paid in capital                                                  21,744,999           19,165,701
   Retained deficit                                                           (22,484,519)         (20,097,869)
                                                                           --------------       --------------
     Net capital deficiency                                                      (725,579)            (914,617)
                                                                           --------------       --------------

                                                                          $       979,251      $       845,576
                                                                           ==============       ==============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                  Three months ended                 Nine months ended
                                                     September 30                       September 30
                                            -------------------------------   --------------------------------
                                                2004             2003              2004              2003
                                            --------------    -------------   --------------    --------------

Revenues                                   $           -     $           -   $         5,550   $        7,171

Operating expenses                               305,878            46,359         2,362,081        2,344,117
                                            ------------      ------------    --------------    -------------

Net loss from operations                        (305,878)          (46,359)       (2,356,531)      (2,336,946)

Interest income (expense), net                    (9,773)              596           (29,319)         (17,545)
                                            ------------      ------------    --------------    -------------

Net loss from continuing
operations before provision for
income taxes                                    (315,651)          (45,763)       (2,385,850)      (2,354,491)

Provision for income taxes -
  State of California                                  -                 -               800              800
                                            ------------      ------------    --------------    -------------

Net loss from continuing operations             (315,651)          (45,763)       (2,386,650)      (2,355,291)

Net income from discontinued operations                -            21,088                 -           40,230
                                            ------------      ------------    --------------    -------------


Net loss                                   $    (315,651)    $     (24,675)  $    (2,386,650)  $   (2,315,061)
                                            ============      ============    ==============    =============



Net income (loss) per common share:
   Continuing operations                   $       (.084)    $       (.016)  $         (.721)  $       (1.174)
                                            ============      ============    ==============    =============

   Discontinued operations                 $           -     $        .007   $             -   $         .020
                                            ============      ============    ==============    =============





                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                  Three months ended                 Nine months ended
                                                     September 30                       September 30
                                            -------------------------------  ---------------------------------
                                                2004             2003              2004              2003
                                            -------------     ------------    --------------    -------------
Cash flows from operating activities:
   Net loss from continuing
    operations                             $     (315,651)   $     (45,763)   $   (2,386,650)  $   (2,355,291)
   Adjustment to reconcile net
    loss from continuing
    operations to net cash
    used in operating
    activities:
     Provision for uncollectible note
      receivable                                        -                -            16,274                -
     Shares issued in exchange for
      compensation and services                   317,500                -         2,224,000        2,215,464
     Provision for income taxes                         -                -               800              800
     Changes in assets and
      liabilities:
       Receivables                                      -                -                 -              702
       Checks issued in excess of
        bank deposits                                 181                -               181                -
       Accounts payable                               969             (296)            5,537          (25,327)
       Accrued liabilities                        (12,674)          43,048           116,980          137,204
                                            -------------     ------------    --------------    -------------
                                                   (9,675)          (3,011)          (22,878)         (26,448)

Cash flows from discontinued
 operations                                             -          156,573                 -          187,332

Cash flows from investing activities:
   Principal repayments on notes
    receivable                                          -            3,001             8,600            7,404
   Advances paid                                        -                -          (210,000)               -
                                            -------------     ------------    --------------    -------------
                                                        -            3,001          (201,400)           7,404
Cash flows from financing activities:
   Advances from related parties                    7,420                -           184,420                -
   Repayment of advances from
    related parties                                     -                -           (11,593)               -
   Net financing activities of
    discontinued operations                             -         (156,573)                -         (168,335)
                                            -------------     ------------    --------------    -------------
                                                    7,420         (156,573)          172,827         (168,335)
                                            -------------     ------------    --------------    -------------
Net change in cash                                 (2,255)             (10)          (51,451)             (47)

Cash at beginning of period                             -               41            51,451               78
                                            -------------     ------------    --------------    -------------

Cash at end of period                      $            -    $          31   $             -   $           31
                                            =============     ============    ==============    =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         BUSINESS: Nova Communications Ltd. (the "Company" or "Nova") is incorporated under the laws of the State of Nevada. The Company invests in and provides managerial assistance to developing companies.

         Basis of consolidation: The consolidated financial statements include the accounts of Nova and its 100% owned subsidiaries Kadfield, Inc. ("Kadfield") and since its acquisition Realize Development, Inc. All intercompany accounts and transactions have been eliminated.

         On July 21, 2003 the Company decided to dispose of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

         INTERIM REPORTING: The Company's year-end for accounting and tax purposes is December 31.

         In the opinion of Management, the accompanying interim unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2004, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2003 contained in the Company's Annual Report on Form 10-KSB.

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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 3,751,503 for the three months ended September 30, 2004 (2,855,683 for the three months ended September 30,
         2003) and 3,310,192 for the nine months ended September 30, 2004 (2,006,248 for the nine months ended September 31, 2003). Common stock to be issued and convertible notes payable are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

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

2.       BUSINESS COMBINATION
         --------------------

         On August 30, 2004, the Company acquired Realize Development, Inc. in a business combination accounted for as a purchase. Realize Development, Inc. was dormant at the time of acquisition and had no assets or liabilities. The Company paid $1,750 for Realized Development, Inc. which was expensed.

3.       OPERATIONS
         ----------

         During 2003, the Company announced their intentions to divest of its investment in Kadfield, Inc. Also, the Company is currently negotiating with several companies in which to invest or acquire.

         The Company believes the above actions and along with other plans will allow them to continue operations and ultimately achieve profitability. Until then, the Company is dependent upon its ability to obtain additional capital and debt financing. The consolidated financial statements as of September 30, 2004 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004


4.       CASH FLOW INFORMATION
         ---------------------

         Supplemental schedule of noncash financing activities are as follows:

                                                        Three months ended              Nine months ended
                                                           September 30                   September 30
                                                   -----------------------------  ----------------------------
                                                        2004           2003           2004            2003
                                                   -------------  --------------  -------------  -------------
           Common stock issued in
            exchange for accrued payroll           $          -   $           -   $    180,000   $          -
                                                   =============  ==============  =============  =============

            Common stock issued in
             exchange for notes payable and
             accrued interest                      $    101,687   $           -   $    101,687   $          -
                                                   =============  ==============  =============  =============

            Common stock issued for long-
             term obligations to related
             parties                               $          -   $     625,000   $          -   $    625,000
                                                   =============  ==============  =============  =============

5.       ADVANCES RECEIVABLE
         -------------------

         The Company has advanced funds to a company for working capital purposes. The advances are unsecured, non-interest bearing, and due on demand.

6.       CONVERTIBLE NOTES PAYABLE
         -------------------------

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

         On September 7, 2004, holders converted $95,000 of notes and $6,687 of accrued interest into 170,360 shares of the Company's common stock.

7.       PAYABLE TO RELATED PARTY
         ------------------------

         The payable to related party is due to a company controlled by the president of the Company. The advances are unsecured, non-interest bearing, and due on demand however, this company has agreed not to demand repayment before June 2005.

8.       PREFERRED STOCK
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004


9.       COMMON STOCK
         ------------

         On October 8, 2004, the Company's Board of Directors approved a 1-for-100 reverse stock split for all shareholders of record on that date. All share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

         On January 21, 2004, the Board of Directors authorized the issuance of 60,000 shares of common stock of the Company in exchange for $180,000 of accrued payroll. Management of the Company valued the shares issued at $3.00 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         On May 14, 2004, the Board of Directors authorized the issuance of 45,000 shares of common stock of the Company in exchange for $90,000 of accrued payroll. Management of the Company valued the shares issued at $2.00 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         During the three months ended September 30, 2004, the Company issued an aggregate of 308,500 shares (807,500 shares for the nine months then ended) of its common stock in exchange for consulting and management services aggregating $317,250 ($1,588,750 for the nine months then ended). Management of the Company valued the shares issued during the three months ended September 30, 2004 at approximately $1.03 per share ($1.97 per share for the nine months then ended), the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

10.      STOCK BASED COMPENSATION
         ------------------------

         During the three months ended September 30, 2004, the Company issued an aggregate of 2,500 shares (237,500 shares for the nine months then ended of which 215,000 shares were issued to the Company's president) of its common stock to employees as compensation for services for the three months ended September 30, 2004 aggregating $250 ($635,250 for the nine months then ended). Management of the Company valued the shares issued at $.03 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

On July 21, 2003 the Company decided to dispose of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. During the three and six months ended September 30, 2004, management has been devoting its efforts toward identifying business investment and acquisition opportunities. The Company is currently providing working capital advances to a business opportunity.

Operating expenses were $305,878 for the three months ended September 30, 2004 compared to $46,359 for the three months ended September 30, 2003. The increase of $259,519 is a result of incurring $317,500 of outside consulting services during the three months ended September 30, 2004.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

AS OF SEPTEMBER 30, 2004 COMPARED TO DECEMBER 31, 2003:

The Company's total assets of $979,251 as of September 30, 2004 increased by $133,675 from those as of December 31, 2003 primarily as a result of three factors. The Company negotiated a final payment on its notes receivable by reducing the amount to $8,600 that was collected during the nine months ended September 30, 2004. The Company has advanced a business opportunity an aggregate of $210,000 during the nine months ended September 30, 2004. And, net change in cash during the nine months ended September 30, 2004 decreased by $51,451.

Payable to related party increased $178,500 during the nine months ended September 30, 2004 and aggregated $442,732 as of that date. This related party has agreed not to demand repayment of the advances before November 2005 and unless cash is available from operations or from a merger, capital stock exchange, asset acquisition, or other business combination. There can be no assurances that this related party will continue to provide advances to the Company.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Date: November 23, 2004          NOVA COMMUNICATIONS, INC.

                                 By: /s/ KENNETH D. OWEN
                                 --------------------------
                                 Kenneth D. Owen, President