Form 10KSB
period 2004-12-31
NOVA COMMUNICATIONS LTD
filed 2005-04-14
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from ___________to__________ .


         Commission file number:2-98014-D
                                ---------


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

              1005 TERMINAL WAY, SUITE 110, RENO, NEVADA 89502-2179
              -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (775) 324-8531
                                 --------------
                          (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ x ].

         Issuer's revenues of its most recent fiscal year was $ 5,550.

         The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of March 25, 2004 was $5,928,570 based on the average bid and ask prices on March 25, 2004

         As of December 31, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value was 4,981,332 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 4

ITEM 2.  DESCRIPTION OF PROPERTY............................................. 5

ITEM 3.  LEGAL PROCEEDINGS................................................... 5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 5

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES............ 5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND
         RESULTS OF OPERATIONS..............................................  7

ITEM 7.  FINANCIAL STATEMENTS...............................................  8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES...............................  8

ITEM 8A  CONTROLS AND PROCEDURES............................................  8

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  9

ITEM 10. EXECUTIVE COMPENSATION............................................. 10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.................................... 10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 10

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 11

SIGNATURES.................................................................. 11

INDEX TO EXHIBITS........................................................... 13

INDEX TO FINANCIAL STATEMENTS.............................................. F-1

                                     PART I

ITEM  1.     DESCRIPTION OF BUSINESS

         OVERVIEW

         We are in the business of acquiring ownership interests in developing companies in a wide range of industries and providing financing and managerial assistance to those companies. We seek to invest in companies that, in our opinion, have the reasonable potential for growth. Our objective is to achieve long-term growth. At the current time, we have one subsidiary, Aqua Xtremes, Inc. which is in the business of manufacturing and marketing a personal watercraft and the rotary engine that drives the jet pump and propels the watercraft. Aqua Xtremes, Inc. in turn has a wholly-owned subsidiary, Xtreme Engines, Inc. At the present time, we own 51% of the issued and outstanding common stock of Aqua Xtremes, Inc. We are in the process of negotiating the acquisition of the remaining 49%.

         We have entered into a Memorandum of Understanding with Nacio Systems, Inc. to acquire all of its assets. Nacio Systems and its wholly-owned subsidiary, Interactive Holding Group, Inc. provide centralized information technology services to corporate clients. The acquisition of the Nacio assets is subject to further negotiation leading up to the execution of an Asset Acquisition Agreement.

BUSINESS STRATEGY

AQUA XTREMES, INC.

         Aqua Xtremes, Inc, designs, manufacturers, and markets revolutionary water sports equipment. One of its most notable products is the XBoard(TM) a jet-powered personal watercraft that redefines extreme watersports. XBoards(TM) allow riders of all skill levels to experience the exhilaration of surfing anywhere, anytime. The XBoard(TM) design team has created a revolutionary watercraft that combines an innovative hull design and a powerful EPA conforming rotary engine. Aqua Xtremes is currently recruiting distributors and dealers.

NACIO SYSTEMS, INC.

         Nacio Systems, Inc. provides centralized information technolgoy solutions to corporate clients, supporting their business operations with applications such as e-commerce, content management, software auditing and customer relationship management (CRM). Companies need no longer install, maintain and support complex IT applications; Nacio hosts, manages and delivers mission critical IT infrastructure from its secure, high-availability Tier 1 network/data operating center in Northern California--reducing costs, mitigating risk, compressing deployment times and increasing reliability.

         Nacio's Professional Services and Application Development groups provide customization services to ensure that the applications Nacio delivers are tailored to specific business needs successfully deployed across the customer's enterprise. In the face of increasing costs and the complexities of today's corporate applications, Nacio Systems's hosted application services helps companies stay focused on their core business by providing them cost-effective, low-maintenance ways to update their websites, manage their data and documents, leverage rapid application development and increase operational efficiency.

         Attest, a division of Nacio Systems, develops GASP, a software product that enables companies to discover the software and hardware assets deployed across their enterprise. Using GASP, companies can remotely audit every computer on the corporate network, and, using GASP's extensive reporting capabilities, compare the results against their owned licenses. This allows companies to control software license and maintenance costs, stay compliant with software license terms, inventory for disaster recovery planning and make informed IT purchasing decisions. Attest will release a new version of GASP, GASP V7.0 in the 2nd quarter of 2005.

POWER SKI INTERNATIONAL, INC.

         In our annual report for the fiscal year ended December 31, 2003, we described our Memorandum of Understanding, as amended, with PowerSki International, Inc. pursuant to which we and PowerSki were to merge, with Nova being the surviving corporation. Upon completion of further due diligence, we elected not to pursuant the merger any further and made demand upon PowerSki for the repayment of approximately $ 800,000, which we advanced to PowerSki for operating expenses pending the completion of the merger. We sent a demand for payment to Power Ski and have not received a satisfactory response. We have filed an action against PowerSki for the recovery of funds advanced.

KADFIELD, INC.

         Effective December 31, 2004, we discontinued the operations of our subsidiary, Kadfield, Inc. We transferred all of the common stock of Kadfield, Inc. to our former President and director, Kenneth D.Owen, in consideration of the cancellation of a note payable to Mr. Owen in the amount of $83,674.17

ITEM  2.     DESCRIPTION OF PROPERTY

         Our principal executive and administrative offices are located at 1005 Terminal Way, Suite 110, Reno, Nevada.

ITEM  3.     LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                     LOW               HIGH
                                     ---               ----

         Q1-2004                     $ 0.02            $ 0.03
         Q2-2004                       0.01              0.03
         Q3-2004                       0.01              0.01
         Q4-2004                        .50              3.35

         Q 1-2003                    $ 0.01            $ 0.03
         Q 2-2003                      0.01              0.08
         Q 3-2003                      0.02              0.05
         Q 4-2003                      0.03              0.04

         RECORD HOLDERS

         We have only one class of common stock. As of December 31, 2004, there were 1,052 shareholders of record for our common stock and a total of 4,981,332 shares of common stock issued and outstanding.

         The holders of common stock are entitled to one vote per share of common stock on all matters to be voted on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         The following is a description of unregistered securities sold during the period covered by this report including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

         Between January 1, 2004 and October 29, 2004, we issued an aggregate of $260,000 of Convertible Promissory Notes to a select group of seven investors.

         During fiscal year ended December 31, 2004, we issued 32,000,000 shares of our common stock to our then current President and CEO, Kenneth D. Owen as long term compensation.

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

RESULTS OF OPERATIONS
Year ended December 31, 2004 compared to the Year ended December 31, 2003:

During 2004 and 2003, the Company has been providing working capital advances toward the development of recreational water sports products. On August 30, 2004, the Company acquired 51% of a dormant company in which further develop these products and a marine engine for use in these products. In the fourth quarter of 2004, the company ceased funding the development of these products to an outside company and expensed the amount it had previously advanced aggregating approximately $723,500 as research and development costs. Accordingly, research and development costs increased by approximately $1,209,700 in 2004. Selling expense also increased by $30,000 in 2004 as a result of the above actions.

General and administrative expenses decreased by approximately $922,900 in 2004 primarily due to the decrease in outside management fees in 2004 of approximately $909,300. With the Company's development of its recreational water sports products, management has spent less effort identifying other business investment and acquisition opportunities.

Interest expenses aggregated approximately $35,300 in 2004 compared to $24,800 in 2003. The increase was due to Company borrowing an additional $260,000 under convertible notes payable during 2004.

On July 21, 2003 the Company decided to dispose of Kadfield. The disposal was completed on December 31, 2004. The Company realized a gain of approximately $139,500 as a result of the disposal of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004 compared to December 31, 2003:

The Company's total assets of $186,400 as of December 31, 2004 decreased by $659,143 compared to assets as of December 31, 2003 primarily as a result of two factors. During the fourth quarter of 2004, the Company expensed approximately $723,500 of advances as research and development costs resulting in the Company beginning to develop recreational water sports products itself rather than funding an outside company. Also, the Company incurred capital expenditures of approximately $100,600 for equipment associated with its newly created subsidiary.

Total current liabilities aggregated $1,042,322 as of December 31, 2004 compared to $1,495,961 as of December 31, 2003. The decrease of approximately $453,600 was a result of the following factors. On December 31, 2004, the Company completed its disposal of Kadfield. The liabilities of Kadfield aggregating approximately $394,000 were assumed by the purchaser of the common stock of Kadfield. During the fourth quarter of 2004, the Company accrued additional professional fees of approximately $152,800 relating to the development of its recreational water sports products. And, the Company raised an additional $260,000 of convertible notes payable in 2004. However, holder of $370,000 of notes payable converted their notes in the Company's common stock.

During 2004, the Company received additional advances from a related party of approximately $98,900 for working capital purposes. In the fourth quarter of 2004, payables to related party aggregating approximately $363,200 were exchanged into the Company's preferred stock. Also during the fourth quarter of 2004 the Company received advances under notes payable from the minority shareholder of its 51% owned subsidiary Aqua Extremes and two other individual of approximately $436,500. These advances are to fund the development of the Company's recreational water sports products.


ITEM  7.     FINANCIAL STATEMENTS

         Our consolidated, audited, condensed financial statements including a balance sheet for the Company as of the year ended December 31, 2004 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-19 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         During our two most recent fiscal years or any later interim period, we have had no disagreements with our certifying accountants on accounting and financial disclosures.

ITEM  8A.    CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Exchange Act, within the ninety days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons constitute all of the Company's Executive Officers and Directors:

            NAME                    AGE    POSITION
            ----                    ---    --------
            Leslie I. Handler       67     President, Director
            Arthur N. Robins        54     Chief Executive Officer, Director
            James F. Abel, III      44     Corporate Secretary, Director
            Greg K. Hoggatt         48     Director

         Leslie I. Handler has been a director since August 1991 and has served as Corporate Secretary. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance, a subsidiary of Far West Federal Bank, Portland, Oregon. Since 1993, Mr. Handler has been a consultant to the banking industry.

         Arthur N. Robins has been retired since 2000. He came of out of retirement to become Chief Executive Officer. Prior to his retirement, Mr. Robins was Owner and Chief Executive Officer of several companies simultaneously, which were in manufacturing of recylced plastics.

         James F. Abel, III was the President of The Hines Group, Inc. a precision custom metal stamping company with headquarters in Owensboro, Kentucky. Mr. Abel is now retired.

         Greg K. Hoggatt is a captain for Delta Airlines and resides in Pensacola, Florida.

         The Company's Bylaws currently authorize up to seven directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

         CODE OF ETHICS.

         Effective January 1, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes- Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at1005 Terminal Way, Suite 110, Reno, Nevada 89502-2179

ITEM  10.    EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
                           --------------------------

NAME AND                        ANNUAL
PRINCIPAL POSITION   YEAR    COMPENSATION     LONG TERM COMPENSATION
------------------   ----    ------------     ----------------------

Kenneth D. Owen      2004      $     0        32,000,000 shares of common stock
Former President/CEO

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following table sets forth, as of April 15, 2005, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

                                                   AMOUNT OF
                    NAME AND ADDRESS OF            BENEFICIAL      PERCENT OF
TITLE OF CLASS      BENEFICIAL OWNER               OWNERSHIP         CLASS
--------------      ----------------               ---------         -----

Common Stock        Leslie I. Handler                    -0-          0%
                    382 Running Springs Dr.
                    Palm Desert, CA 92276

Common Stock        Arthur N. Robins                  2,000           *
                    362 Gulf Breeze Pkwy, #130
                    Gulf Breeze, FL 32561

Common Stock        James F. Abel, III                   -0-          0%
                    3 Hilltop Rd.
                    Owensboro, KY 42303

Common Stock        Greg  K. Hoggatt                     -0-          0%
                    333 Panferio Dr.
                    Pensacola, FL 32561

Common Stock (all officers and
directors as a group-4 persons)                       2,000           *

* Less than one percent


ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            There were no reportable transactions during the period covered by this report.

ITEM  13.     EXHIBITS, LIST AND REPORTS ON FORM  8-K

(a)      Exhibits

         Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during the period covered by this Form 10- KSB:

         January 26, 2004     Item 5. Other Events and FD Disclosures;
                              Item 7. Financial Statements and Exhibits

         October 4, 2004      Item 5.03 Amendments to Articles of Incorporation
                              or Bylaws; Change in Fiscal Year.
                              Item 9.01 Financial Statements and Exhibits

         October 8, 2004      Item 8.01 Other Events

         December 30, 2004    Item 5.01 Changes in Control of Registrant;
                              Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year;
                              Item 9.01 Financial Statements and Exhibits


ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                                            2004      2003
                                                          -------   -------

Audit Fees                                                $20,600   $24,495
Audit related fees
        Review of annual, quarterly & other SEC filings   $16,725         -
                                                          -------   -------
                                                          $37,325   $24,495
                                                          =======   =======

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13 day of April, 2005.


                                                         NOVA COMMUNICATIONS LTD

                                                        By:/s/ LESLIE I. HANDLER
                                                           ---------------------
                                                              President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date

/s/ Leslie I.Handler            President; Director             April 13, 2005
    Leslie I. Handler

/s/ Arthur N. Robins            Chief Executive Officer;
    Arthur N. Robins            Director                        April 13, 2005

/s/ James F. Abel,III           Corporate Secretary;
    James F. Abel,III           Director                        April 13, 2005

/s/ Greg K. Hoggatt             Director                        April 13, 2005
    Greg K. Hoggatt

                                INDEX TO EXHIBITS
EXHIBIT
NO.          DESCRIPTION
---          -----------

             PLAN OF REORGANIZATION

2.1     *    Articles and Agreement of Merger dated July 21, 1999

             ARTICLES OF INCORPORATION AND BY-LAWS

3(i)    *    Articles of Incorporation of First Colonial Ventures Ltd.dated
                March 25, 1985.

3(ii)   *    Articles of Incorporation of Nova Communications Ltd. dated
                July 21, 1999.

3(iii)  *    Certificate of Amendment of First Colonial Ventures Ltd. dated
                August 12, 1985.

3(iv)   *    Certificate of Amendment of First Colonial Ventures Ltd. dated
                September 3, 1985.

3(v)    *    Certificate of Amendment of First Colonial Ventures Ltd. dated
                February 3, 1992.

3(vi)   *    Bylaws

             MATERIAL CONTRACTS



             SUBSIDIARIES

21           Aqua Xtremes, Inc.

             CERTIFICATIONS

31           Rule 15d-14(a) certification of Leslie I. Handler.

32           Section 1350 certification of Leslie I. Handler.

*  Incorporated herein by reference from filings previously made by the Company

                            NOVA COMMUNICATIONS LTD.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                    Page

Report of Independent Registered Public Accounting Firm.........        F-2

Consolidated Financial Statements:
   Balance sheets...............................................  F-3 - F-4
   Statements of operations.....................................        F-5
   Statements of comprehensive loss.............................        F-6
   Statements of net capital deficiency.........................  F-7 - F-8
   Statements of cash flows.....................................        F-9
   Notes to consolidated financial statements...................  F-10 - F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
Nova Communications Ltd.

We have audited the accompanying consolidated balance sheet of Nova Communications Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, net capital deficiency, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company's significant operating losses, working capital deficit, and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/TIMOTHY L. STEERS, CPA, LLC


Portland, Oregon
March 21, 2005

                            NOVA COMMUNICATIONS LTD.

                                 Balance Sheets

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2004                2003
                                                                         ----------------     ----------------
                                   ASSETS

Current assets:
   Cash                                                                  $         4,057      $        51,451
   Receivable from related party                                                  57,480                    -
   Note receivable, due within one year                                                -                9,557
   Prepaid expenses                                                                5,000                    -
   Current assets of discontinued operations, net                                      -               51,435
                                                                          --------------       --------------
       Total current assets                                                       66,537              112,443





Equipment, less accumulated depreciation of $21,710                              101,896                1,278

Equipment of discontinued operations, net                                              -              140,221







Other assets:
   Advances receivable                                                            18,000              513,506
   Note receivable                                                                     -               15,317
   Other assets of discontinued operations, net                                        -               62,811
                                                                          --------------       --------------
       Total other assets                                                         18,000              591,634
                                                                          --------------       --------------

                                                                         $       186,433      $       845,576
                                                                          ==============       ==============











                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                           Balance Sheets (continued)

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2004                2003
                                                                         ----------------     ----------------
                                                                                                (Restated)
                   LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                                      $       205,447      $       159,637
   Payable to related party                                                       17,693               11,593
   Accrued payroll and payroll related liabilities                               224,791              392,445
   Income taxes payable                                                            3,200                2,400
   Other accrued liabilities                                                     211,191               45,902
   Convertible notes payable                                                     380,000              490,000
   Current liabilities of discontinued operations                                      -              393,984
                                                                          --------------       --------------
        Total current liabilities                                              1,042,322            1,495,961

Payable to related party                                                               -              264,232

Notes payable to related parties                                                 436,510                    -


Net Capital Deficiency:
   Preferred stock; $.001 par value; authorized 100,000 shares;
    outstanding 100,000 shares                                                       100                    -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 4,981,332 shares in 2004 (2,551,309 shares in 2003)                4,981                2,551
   Common stock to be issued                                                         169                  150
   Additional paid-in capital                                                 22,986,171           19,180,551
   Retained deficit                                                          (24,283,820)         (20,097,869)
                                                                          --------------       --------------
         Net capital deficiency                                               (1,292,399)            (914,617)
                                                                          --------------       --------------

                                                                         $       186,433      $       845,576
                                                                          ==============       ==============











                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations
                                                                                   Years ended December 31
                                                                                   2004              2003
                                                                             ----------------   --------------

Selling expenses                                                             $        30,000   $            -

General and administrative expenses                                                3,055,181        3,978,098

Research and development expenses                                                  1,209,705                -
                                                                              --------------    -------------
                                                                                   4,294,886        3,978,098

Other operating income                                                                 5,550            9,768
                                                                              --------------    -------------

Loss from operations                                                              (4,289,336)      (3,968,330)

Other expenses:
   Loss on available-for-sale investments                                                  -         (497,757)
   Interest                                                                          (35,332)         (24,814)
                                                                              --------------    -------------
     Total other expenses                                                            (35,332)        (522,571)
                                                                              --------------    -------------

Loss before benefit for income taxes                                              (4,324,668)      (4,490,901)

Provision for income taxes                                                               800              800
                                                                              --------------    -------------

Net loss from continuing operations                                               (4,325,468)      (4,491,701)

Discontinued operations:
   Net gain on disposal, net of benefit for income taxes                             139,517                -
   Net loss, net of benefit for income taxes                                               -          (97,768)
                                                                              --------------    -------------
     Net income (loss) from discontinued operations                                  139,517          (97,768)
                                                                              --------------    -------------


Net loss                                                                     $    (4,185,951)  $   (4,589,469)
                                                                              ==============    =============


Net income (loss) per common share:
   Continuing operations                                                     $        (1.207)  $       (1.984)
                                                                              ==============    =============

   Discontinued operations                                                   $          .039   $        (.043)
                                                                              ==============    =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss
                                                                                   Years ended December 31
                                                                                   2004              2003
                                                                            -----------------   --------------
Net loss                                                                     $    (4,185,951)  $   (4,589,469)

Realized gain on available-for-sale investments                                            -          465,132
                                                                              --------------    -------------

Comprehensive loss                                                           $    (4,185,951)  $   (4,124,337)
                                                                              ==============    =============


Comprehensive loss per common share                                          $        (1.168)  $       (1.821)
                                                                              ==============    =============




































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                Consolidated Statements of Net Capital Deficiency
                    January 1, 2003 through December 31, 2004




                                                                                                  Preferred stock
                                                                                              Shares         Amount

Balance at January 1, 2002                                                                          -      $         -

Effect of 1-for-100 reverse stock split                                                             -                -

Common stock to be issued in exchange for long-term debt and interest                               -                -

Common stock issued in exchange for notes payable and accrued liabilities to related
  parties                                                                                           -                -

Common stock issued in exchange for services                                                        -                -

Comprehensive loss                                                                                  -                -
                                                                                            ---------      -----------

Balance at December 31, 2003                                                                        -                -

Common stock issued                                                                                 -                -

Common stock to be issued in exchange for advances to subsidiary                                    -                -

Common stock issued upon conversion of notes payable and accrued interest                           -                -

Common stock issued in exchange for accrued payroll                                                 -                -

Common stock issued in exchange for services                                                        -                -

Preferred stock issued in exchange for payable to related party                               100,000              100

Comprehensive loss                                                                                  -                -
                                                                                            ---------      -----------

Balance at December 31, 2004                                                                  100,000      $       100
                                                                                            =========       ==========









                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                Consolidated Statements of Net Capital Deficiency
              (continued) January 1, 2003 through December 31, 2004

                                                                                        Unrealized
                                                                                          holding
                                                                                         loss from
          Common stock              Common        Additional                             available-           Net
-------------------------------    stock to         paid-in            Retained           for-sale          capital
      Shares          Amount       be issued        capital             deficit          investments       deficiency
-----------------  -----------  -------------   ----------------  ------------------  ---------------   ---------------

      46,958,181   $  46,958        $   -        $   13,797,842     $   (15,508,400)   $   (465,132)    $   (2,128,732)

     (46,488,104)    (46,488)           -                46,488                   -               -                  -

               -           -          150               753,777                   -               -            753,927


         100,000         100            -               922,097                   -               -            922,197

       1,981,232       1,981            -             3,660,347                   -               -          3,662,328

               -           -            -                     -          (4,589,469)        465,132         (4,124,337)
----------------    --------         ----         -------------      --------------     -----------      -------------

       2,551,309       2,551          150            19,180,551         (20,097,869)              -           (914,617)

          50,000          50          (50)                    -                   -               -                  -

               -           -           69                49,931                   -               -             50,000


         870,023         870            -               401,747                   -               -            402,617

         105,000         105            -               269,895                   -               -            270,000

       1,405,000       1,405            -             2,720,996                   -               -          2,722,401

               -           -            -               363,051                   -               -            363,151

               -           -            -                     -          (4,185,951)              -         (4,185,951)
----------------    --------         ----         -------------      --------------     -----------      -------------

       4,981,332   $   4,981        $ 169        $   22,986,171     $   (24,283,820)   $          -     $   (1,292,399)
================    ========          ===         =============      ==============     ===========      =============






                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows
                                                                                   Years ended December 31
                                                                                  2004               2003
                                                                             ---------------    --------------
                                                                                                  (Restated)
Cash flows from operating activities:
   Net loss from continuing operations                                       $    (4,185,951)  $   (4,491,701)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         -           13,877
     Provision for uncollectible advances receivable                                 723,506                -
     Common stock issued for services and compensation                             2,722,401        3,679,828
     Realized loss on available-for-sale investments                                       -          497,757
     Changes in assets and liabilities:
       Receivables                                                                         -              702
       Deposits                                                                            -            1,478
       Prepaid expenses                                                               (5,000)               -
       Accounts payable                                                               51,910          (92,795)
       Accrued liabilities                                                           301,052          187,283
                                                                              --------------    -------------

(531,599) (203,571)

Cash flows from discontinued operations                                                    -          126,349

Cash flows from investing activities:
   Principal repayments on notes receivable                                           24,874            6,402
   Advances paid                                                                    (178,000)        (513,506)
   Advances paid on behalf of related parties                                        (57,480)               -
   Capital expenditures                                                             (100,618)               -
   Net investing activities of discontinued operations                                     -            1,585
                                                                              --------------    -------------

(311,224) (505,519)

Cash flows from financing activities:
   Advances from related parties                                                      98,919          270,905
   Borrowings from convertible notes payable                                         260,000          490,000
   Borrowings from notes payable to related parties                                  436,510                -
   Net financing activities of discontinued operations                                     -         (126,791)
                                                                              --------------    -------------
                                                                                     795,429          634,114
                                                                              --------------    -------------
   Net increase (decrease) in cash                                                   (47,394)          51,373

   Cash at beginning of year                                                          51,451               78
                                                                              --------------    -------------

   Cash at end of year                                                       $         4,057   $       51,451
                                                                              ==============    =============


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004


1. Business and summary of significant accounting policies

         Business: Nova Communications Ltd. (the "Company" or "Nova") is incorporated under the laws of the State of Nevada.

         Business combinations and basis of consolidation: On August 30, 2004, the Company acquired 51% of Realize Development, Inc. in a business combination accounted for as a purchase. Realize Development, Inc. was dormant at the time of acquisition and had no assets or liabilities. The Company paid $1,750 for Realized Development, Inc. which was expensed. Realized Development, Inc. changed its name to Aqua Xtremes, Inc. ("Aqua") in December 2004. Aqua is developing recreational water sports products.

         Also in December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock. Engines is developing a marine engine for use in recreational water sports products.

         The 2004 consolidated financial statements include the accounts of Nova and its 51% owned subsidiary Aqua and Aqua's 100% owned subsidiary Engines. All intercompany accounts and transactions have been eliminated.

         Losses exceed the minority interest in the equity capital of Aqua as of December 31, 2004. Accordingly, losses applicable to the minority interest are charged against Nova as there is no obligation of the minority stockholder to guarantee such losses. If future earnings of Aqua do materialize, Nova will be credited to the extent of such losses previously absorbed.

         The 2003 consolidated financial statements include the accounts of Nova and its 100% owned subsidiary Kadfield, Inc. ("Kadfield"). On July 21, 2003 the Company decided to dispose of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The Company disposed of its common stock of Kadfield effective December 31, 2004.

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

         Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners.

         Income taxes: Income taxes are provided for on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the

         Income taxes (continued): enactment date. The Company provides a valuation allowance for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 3,582,652 for the year ended December 31, 2004 (2,264,375 for 2003). Convertible notes payable and common stock to be issued are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

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

         Reclassifications: Certain 2003 balances have been reclassified in the accompanying consolidated financial statements to conform to the 2004 presentation.

2.       Operations
         In the last trimester of 2004, Aqua began research and development of recreational water sports products. Funding for research and development has been provided by the minority shareholder of Aqua and other related parties.

         The Company is dependent upon its ability to obtain additional capital and debt financing until the products are fully developed, manufactured, and marketed and operations of the Company ultimately achieve profitability, if ever.

         The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Cash flow information
         Supplemental disclosure of cash flow information is as follows for the year ended December 31:
                                                                                    2004             2003
                                                                                  ----------     ------------
            Cash paid for interest                                               $         -    $       7,314
                                                                                  ==========     ============

         Supplemental schedule of noncash financing activities are as follows for the year ended December 31:
                                                                                    2004             2003
                                                                                  ----------     ------------
           Common stock issued in exchange for accrued payroll                   $   270,000    $           -
                                                                                  ==========     ============

           Common stock issued upon conversion of notes payable and accrued
             interest                                                            $   402,617    $           -
                                                                                  ==========     ============

           Preferred stock issued in exchange for payable to related party       $   363,151    $           -
                                                                                 ===========     ============

           Common stock issued in exchange for long-term debt                    $         -    $   1,658,624
                                                                                  ==========     ============

4.       Other accrued liabilities
         Other accrued liabilities consisted of the following at December 31:
                                                                                     2004           2003
                                                                                  ----------     ------------
           Professional fees                                                     $   191,022    $      38,219
           Interest                                                                   20,169            6,673
            Other                                                                          -            1,010
                                                                                  ----------     ------------

                  Total other accrued liabilities                                $   211,191    $      45,902
                                                                                  ==========     ============

5.       Convertible notes payable
         Notes payable are due one year from the date of borrowings plus interest at a rate of 8% per annum and are unsecured. The notes and any unpaid interest may be convertible into shares of common stock of the Company at a rate of 75% of the closing bid price of the Company's common stock on the date of conversion. The notes may be converted at the option of the Company, but not before six months, and at the option of the holder, but not before one year from the date of the notes and only if certain events have occurred.

         During 2004, holders converted $370,000 of notes and $32,617 of accrued interest into 870,023 shares of the Company's common stock.

6. Notes payable to related parties
         Notes payable to related parties are due to the minority stockholder of Aqua and two other individuals. The borrowings are unsecured, non-interest bearing, and due on demand. These individuals have agreed not to demand repayment before April 2006.

7. Other related party transactions
         The Company occasionally pays for expenses on behalf of Palaut Management, Inc. ("Palaut"). Palaut provides the Company with management consulting services. Close family members of a stockholder of Nova control Palaut Management, Inc. Receivable from and payable to related party reported as current assets and current liabilities are amounts owed from and to Palaut.

         In March 2003, the Board of Directors authorized the issuance of 100,000 shares of common stock of the Company in exchange for notes payable of $625,000 and accrued liabilities of $297,197 to Palaut. Management of the Company determined the number of shares to be issued based on the closing bid price of the Company's common stock at the date of issuance after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         The long-term payable to a related party reported in 2003 was due to a company related to the President of Nova. The advances were unsecured, non-interest bearing, and due on demand. In December 2004, the Board of Directors agreed to exchange this payable into 200,000 shares of preferred stock of the Company.

8.       Preferred stock
         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

         In December 2004, the Company designated all of its authorized preferred shares, consisting of 100,000 shares as Series "A". On January 17, 2005, the Board of Directors of the amended the rights of its 100,000 Series "A" preferred stock to be convertible, at the option of the Company, into 1,000,000 shares of its common stock. The Company has reserved 1,000,000 shares of its common stock to be issued in the event of conversion of its Series "A" preferred stock.

         Also on January 17, 2005, the Board of Directors of the Company increased the authorized preferred shares to 200,000.

9.       Common stock
         On October 8, 2004, the Company's Board of Directors approved a 1-for-100 reverse stock split for all shareholders of record on that date. All share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

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

         In December 2004, the Board of Directors authorized the issuance of 68,965 shares of stock to an individual in exchange for $50,000 of payables of Aqua. Management of the Company valued the shares issued at $.72 per share, which represented a 50% discount from the closing bid price of the Company's common stock on the date of issuance. The Company recorded the amount as advances to subsidiaries.

         In 2004 the Company issued an aggregate of 1,092,500 shares of its common stock in exchange for consulting and management services. Management of the Company valued the shares issued at the closing bid price of the Company's common stock on the date of issuance after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded consulting fees aggregating $1,823,401 during the year ended December 31, 2004 as a result of the issuances.

         In March 2003, the Board of Directors authorized the issuance of 100,000 shares of common stock of the Company in exchange for notes payable of $625,000 and accrued liabilities of $297,197 to a related party. Management of the Company valued the shares issued at $.09 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         In December 2003, the Board of Directors authorized the issuance of 150,000 shares of common stock of the Company to PFK Development Group in exchange for a note payable o $736,427 and accrued interest of $17,500. Management of the Company valued the shares issued at $.05 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         During 2003, the Board of Directors authorized the issuance of an aggregate of 1,880,232 shares of common stock of the Company in exchange for services. Management of the Company valued the shares issued at the closing bid price of the Company's common stock on the date of issuance after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded consulting fees aggregating $3,557,328 during the year ended December 31, 2003 as a result of the issuances.

10.      Stock based compensation
         During 2004, the Company issued 215,000 shares of its common stock to its president as compensation for services. Compensation expense of $525,000 was recorded for 2004 for the fair value of the services rendered.

         During 2004, the Company issued an aggregate of 97,500 shares of its common stock to employees as compensation for services. Compensation expense of $99,000 was recorded for 2004 for the fair value of the services rendered.

         In December 2003, the Company issued 90,000 shares of its common stock to its president as compensation for services. Compensation expense of $90,000 was recorded for 2003 for the fair value of the services rendered.

         During 2003, the Company issued an aggregate of 11,000 shares of its common stock to an employee as compensation for services. Compensation expense of $15,000 was recorded for 2003 for the fair value of the services rendered.

11.      Income taxes
         Deferred income taxes consisted of the following at December 31:
                                                                                   2004              2003
                                                                             ----------------  ---------------
           Deferred tax assets:
              Net operating loss carryovers                                  $     6,737,000   $    5,560,000
              Allowance for uncollectible accounts                                   246,000                -
                                                                              --------------     ------------
           Deferred tax assets                                                     6,983,000        5,560,000
           Valuation allowance for deferred tax assets                            (6,983,000)      (5,560,000)
                                                                              --------------    -------------

           Net deferred income taxes                                         $            -    $           -

         The components of the provision for income taxes are as follows for the years ended December 31:
                                                           2004         2003
           State of California -
              Currently payable                        $      800    $     800
                                                        =========     ========

         The provision for income taxes is included in the accompanying statement of operations under the following captions for the years ended December 31:

                                                            2004         2003
            Continuing operations                       $      800    $     800
           Discontinued operations                               -            -
                                                         ---------     --------

                                                        $      800    $     800
                                                         =========     ========

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:

                                                                                    2004             2003
                                                                             ----------------  ---------------
           Tax at statutory rates                                           $    1,422,951    $     1,560,419
           Differences resulting from:
              State tax, net of Federal tax benefit                                    528                528
              Non-deductible and other items                                           321                 53
              Change in deferred tax valuation allowance                         (1,423,000)       (1,560,200)
                                                                             --------------    --------------

                Provision for income taxes                                  $          800    $           800
                                                                             =============     ==============

         The Company has approximately $19,814,700 in Federal and State of California net operating losses which, if not utilized, expire through 2024.

         Utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2004 and 2003.

12.      Prior period adjustment
         In 2003 the Company incorrectly reported $490,000 of convertible notes payable as a payable to related party. The adjustment resulted in an increase in previously reported current liabilities by $490,000. The adjustment did not have any effect on total assets, total liabilities, net capital deficiency, net loss, or loss per share. The 2003 consolidated balance sheet and statement of cash flows have been restated to reflect this adjustment.

13.      Recently issued pronouncements
         In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company previously adopted the fair-value-based method of valuing share-based payments and management does not expect any further impact of this new standard to have a material effect on its financial position, results of operations and cash flows.

         In July 2004, the Emerging Issues Task Force issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of its convertible notes payable in the diluted earnings per share computation for all periods during which the convertible notes payable are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

         In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29", by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.151is effective for a fiscal year beginning after June 15, 2005, and implementation is prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.