Form 10QSB
period 2005-03-31
NOVA COMMUNICATIONS LTD
filed 2005-05-16
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005


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



                1005 Terminal Way, Suite 110, Reno, Nevada 89502
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (775) 324-8531
                                ----------------
                           (Issuer's telephone number)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    XX                  No
                              --------                  --------

As of May 12, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 5,096,332 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of March 31, 2004.......  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended March 31, 2004 and March 31, 2003...  4

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarters ended March 31, 2004 and March 31, 2003...  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 10


ITEM 3.  CONTROLS AND PROCEDURES............................................. 11


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 12


SIGNATURES................................................................... 12

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets


                                                                              March 31,          December 31,
                                                                                2005                 2004
                                                                         -----------------    -----------------
Current assets:
   Cash                                                                   $        58,981      $         4,057
   Receivable from related party                                                  115,622               57,480
   Prepaid expenses                                                                 5,000                5,000
                                                                           --------------       --------------
     Total current assets                                                         179,603               66,537

Equipment, net                                                                    214,343              101,896

Advances receivable                                                                18,000               18,000
                                                                           --------------       --------------

                                                                          $       411,946      $       186,433
                                                                           ==============       ==============

                     Liabilities and Net Capital Deficiency

Current liabilities:
   Accounts payable                                                       $       339,507      $       205,447
   Payable to related party                                                        69,276               17,693
   Accrued payroll and payroll related liabilities                                227,689              224,791
   Income taxes payable                                                             4,000                3,200
   Other accrued liabilities                                                      385,941              211,191
   Convertible notes payable                                                      380,000              380,000
                                                                           --------------       --------------
     Total current liabilities                                                  1,406,413            1,042,322

Payable to related parties                                                        493,510              436,510

Net capital deficiency:
   Preferred  stock; no par value;  authorized  200,000 shares
    (100,000 shares in 2004); outstanding 100,000 shares                              100                  100
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 4,996,332 shares (4,981,332
    shares in 2004)                                                                 4,996                4,981
   Common stock to be issued                                                          169                  169
   Additional paid in capital                                                  23,001,606           22,986,171
   Retained deficit                                                           (24,494,848)         (24,283,820)
                                                                           --------------       --------------
     Net capital deficiency                                                    (1,487,977)          (1,292,399)
                                                                           --------------       --------------

                                                                          $       411,946      $       186,433
                                                                           ==============       ==============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations


                                                                                Three months ended March 31
                                                                                 2005                2004
                                                                          ----------------    -----------------
Revenues                                                                    $    145,000        $            -

Operating expenses:
   Selling expenses                                                                10,385                    -
   General and administrative expenses                                            331,179            1,420,254
   Research and development expenses                                               3,254                     -
                                                                             -----------         -------------
     Total operating expenses                                                    344,818             1,420,254
                                                                             -----------         -------------

Net loss from operations                                                        (199,818)           (1,420,254)

Interest expense, net                                                            (10,410)               (9,800)
                                                                             -----------         -------------

Net loss from operations before provision for income taxes                      (210,228)           (1,430,054)

Provision for income taxes - State of California                                     800                     -
                                                                             -----------         -------------

Net loss                                                                    $   (211,028)       $   (1,430,054)
                                                                             ===========         =============



Net loss per common share                                                   $      (.042)       $        (.495)
                                                                             ===========         =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows


                                                                                Three months ended March 31
                                                                                 2005              2004
                                                                          ----------------   ------------------
Cash flows from operating activities:
   Net loss                                                                 $   (211,028)       $   (1,430,054)
   Adjustment to reconcile net loss to net cash provided by (used in)
    operating activities:
     Shares issued in exchange for services                                            -             1,315,500
     Changes in assets and liabilities:
       Receivable from related parties, net                                       (6,559)                    -
       Accounts payable                                                          134,060                (1,001)
       Accrued liabilities                                                       193,898                99,090
                                                                             -----------         -------------
                                                                                 110,371               (16,465)
Cash flows from investing activities -
   Advances paid                                                                       -              (210,000)
   Capital expenditures                                                         (112,447)                    -
                                                                             -----------         -------------
                                                                                (112,447)             (210,000)
Cash flows from financing activities -
   Advances received from related party                                           57,000               176,000
                                                                             -----------         -------------

Net change in cash                                                                54,924               (50,465)

Cash at beginning of period                                                        4,057                51,451
                                                                             -----------         -------------

Cash at end of period                                                       $     58,981        $          986
                                                                             ===========         =============




Supplemental schedule of noncash financing activities:
   Common stock issued in exchange for accrued legal fees                   $     15,450        $            -
                                                                             ===========         =============
   Common stock issued in exchange for accrued payroll                      $          -        $      180,000
                                                                             ===========         =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005


1. Summary of significant accounting policies
   ------------------------------------------

         Business: Nova Communications Ltd. (the "Company" or "Nova") is incorporated under the laws of the State of Nevada.

         Business combinations and basis of consolidation: On August 30, 2004, the Company acquired 51% of Aqua Xtremes, Inc. ("Aqua") in a business combination accounted for as a purchase. Aqua designs, manufactures, and markets water sports equipment. In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock. Engines manufactures jet-powered engines for use in Aqua's water sports equipment.

         The consolidated financial statements include the accounts of Nova and its 51% owned subsidiary Aqua and Aqua's 100% owned subsidiary Engines from the date of Aqua's purchase and Engines formation. All intercompany accounts and transactions have been eliminated.

         Losses exceed the minority interest in the equity capital of Aqua. Accordingly, losses applicable to the minority interest are charged against Nova as there is no obligation of the minority stockholder to guarantee such losses. If future earnings of Aqua do materialize, Nova will be credited to the extent of such losses previously absorbed.

         Effective May 9, 2005, Nova acquired the remaining 49% of the issued and outstanding common stock of Aqua.

         Interim reporting: Nova's year-end for accounting and tax purposes is December 31. Aqua and Engines' year-end for tax purposes is June 30. In the opinion of Management, the accompanying consolidated financial statements as of March 31, 2005 and 2004 and for the three months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005


1.       Summary of significant accounting policies (continued)
         -----------------------------------------------------

         Stock options and warrants: The Company uses a fair value based method of accounting for stock based compensation to employees.

         The Company also accounts for stock options and warrants issued to non-employees for services under the fair value method of accounting.

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 4,985,999 for the three months ended March 31, 2005 (2,891,111 for the three months ended March 31, 2004). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

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

2.       Operations
         ----------

         Aqua has begun manufacturing and marketing revolutionary water sports equipment. One of its most notable products is the Xboard(TM), a jet-powered personal watercraft.

         To date, the Company has been dependent upon advances from shareholders and debt and equity financing for development and operations. The Company will continue to be dependent upon these sources until the Company ultimately achieve profitability, if ever. However, there can be no assurances that the Company will be able to continue to receive advances from shareholders or raise additional debt or equity financing.

         The consolidated financial statements as of March 31, 2005 do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Advances receivable
         -------------------

         The Company has advanced funds to a company for cash flow purposes. The advances are unsecured, non-interest bearing, and due on demand.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005


4.       Equipment
         ---------

         Equipment consisted of the following at:
                                                   March 31,       December 31,
                                                     2005              2004
                                                  ------------  -------------
           Furniture and fixtures                 $    56,060     $    56,060
            Research & development equipment          179,993          67,546
                                                   ----------      ----------
                                                      236,053         123,606
            Less accumulated depreciation             (21,710)        (21,710)
                                                   ----------      ----------

                                                  $   214,343     $   101,896
                                                   ==========      ==========

5.       Other accrued liabilities
         Other accrued liabilitie consisted
                of the following at:
                                                   March 31,       December 31,
                                                     2005              2004
                                                  ------------  -------------
           Professional fees                      $   358,172     $   119,022
            Interest                                   27,769          20,169
                                                   ----------      ----------

                                                  $   385,941     $   211,191
                                                   ==========      ==========

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

         Subsequent to March 31, 2005, the Company issued additional notes payable aggregating $25,000, which bear interest at a rate of 20% per annum, and convertible at into share of common stock at a rate of 85% of the closing bid price of the Company's common stock on the date of conversion if converted within one year from the date of the note or 90% if converted after one year at the option of the Company.

7.       Receivable from and payable to related party
         --------------------------------------------

         Palaut Management, Inc. ("Palaut") provides the Company with management consulting services. For cash flow purposes, the Company occasionally pays expenses on behalf of Palaut and Palaut pays expenses on behalf of the Company. Close family members of a stockholder of Nova control Palaut. Receivables from a related party reported as a

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005


7.       Receivable from and payable to related party (continued)
         -------------------------------------------------------

         current asset and payables to a related party reported as a current liability are amounts owed from and to Palaut.

8.       Preferred stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

         In December 2004, the Company designated all of its authorized preferred stock, consisting of 100,000 shares, as Series "A". On January 17, 2005, the Board of Directors amended the rights of its 100,000 Series "A" preferred stock to be convertible, at the option of the Company, into 1,000,000 shares of its common stock. The Company has reserved 1,000,000 shares of its common stock to be issued in the event of conversion of its Series "A" preferred stock.

         Also on January 17, 2005, the Board of Directors of the Company increased the authorized preferred shares to 200,000.

         On May 9, 2005, the Company designated the additional 100,000 shares of its authorized preferred stock as Series "B". The Board of Directors also determined the Series "B" preferred stock to have a par value of $0.001 per share, receive dividends in the same manner as holders of common stock, be entitled to 250 votes per share on all matters which shareholder have the right to vote, and in the event of liquidation, be entitled to be paid out of the assets of the corporation available for distribution in the same manner as holders common stock.

9.       Common stock
         ------------

         On March 3, 2005, the Board of Directors authorized the issuance of 15,000 shares of common stock of the Company in exchange for $15,450 of accrued legal fees. Management of the Company valued the shares issued at $1.03 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005


9.       Common stock (continued)
         -----------------------

         During the three months ended March 31, 2004, the Company issued an aggregate of 273,500 shares of its common stock in exchange for consulting and management services aggregating $820,500. Management of the Company valued the shares issued at $3.00 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

10.      Stock based compensation
         ------------------------

         During the three months ended March 31, 2004, the Company issued 160,000 shares of its common stock to its president and 5,000 to an employee as compensation for services aggregating $495,000. Management of the Company valued the shares issued at $3.00 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

11.      Other subsequent events
         -----------------------

         Effective May 9, 2005, Nova exchanged 100,000 shares of its Series "B" Preferred Stock and a Subordinated Convertible Non-Negotiable Promissory Note in the principal amount of $100,000 for the remaining 49% of the issued and outstanding common stock of Aqua. The promissory note will be repaid solely from its conversion into 40,000,000 shares of common stock of the Company. The Company has reserved 40,000,000 shares of its common stock to be issued upon conversion of the note.




ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         To be filed by amendment.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005 the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that eva1uation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Date: May 16, 2005               NOVA COMMUNICATIONS, INC.

                                 By: /s/ LESLIE J. HANDLER
                                 --------------------------
                                 Leslie J. Handler, President