Form 10QSB/A
period 2005-03-31
NOVA COMMUNICATIONS LTD
filed 2005-05-17
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment number 1

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

                          Yes    XX                  No
                              --------                  --------

As of May 12, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 5,096,332 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of March 31, 2004...........  3

         Consolidated Unaudited Statements of Operations for the
                  Quarters ended March 31, 2004 and March 31, 2003...........  4

         Consolidated Unaudited Statements of Cash Flows for the
                  Quarters ended March 31, 2004 and March 31, 2003...........  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 10


ITEM 3.  CONTROLS AND PROCEDURES............................................. 12


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 13


SIGNATURES................................................................... 13

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

RESULTS OF OPERATIONS
Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

         During the three months ended March 31, 2004, the Company was actively seeking companies in which to merge or invest as well as provide advances toward the development of water sports equipment. Since August 2004, the Company, through its subsidiaries, has devoted all of its efforts to design, manufacture, and market water sports equipment.

         Total revenues were $145,000 for the three months ended March 31, 2005 compared to no revenues for the three months ended March 31, 2004. Revenues for 2005 consisted of the sales of marketing rights for Aqua Xtremes' water sports equipment.

         Selling expenses for the three months ended March 31, 2005 aggregated $10,385 compared to no selling expenses for the three months ended March 31, 2004. Selling expenses for 2005 consisted of salaries. There were no selling expenses for the three months ended March 31, 2004 because there were no marketing activities being conducted by the Company. General & administrative expense for the three months ended March 31, 2005 aggregated $331,179 compared to $1,420,254 for the three months ended March 31, 2004. The difference of $1,089,075 consisted of the following: (1) during the three months ended March 31, 2004, the Company incurred $820,500 of consulting and management expenses compared to no such expenses for the three months ended March 31, 2004, (2) during the three months ended March 31, 2004 the Company incurred $495,000 of salaries compared to only $120,000 for the three months ended March 31, 2005; and (3) operating expenses of $107,895 were incurred in the three months ended March 31, 2005 relating to Aqua Xtremes, Inc. and Xtreme Engines, Inc. that were not incurred during the three months ended March 31, 2004. The consulting and management expenses in 2004 were incurred in connection with the Company seeking other companies in which to merge or invest. Salaries expense decreased $375,000 in 2005 compared to 2004 as a result of the resignation of the then-existing President of the Company effective December 31, 2004.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005 compared to December 31, 2004:

         The Company's total assets as of March 31, 2005 were $411,946 compared to $186,433 as of December 31, 2004. The increase of $225,513 during the quarter consisted of the following: (1) cash received from the sale of Aqua Xtreme's marketing rights aggregated $145,000 and (2) capital expenditures for equipment for Aqua Xtreme and Xtreme Engines aggregated $112,447.

         The Company's current liabilities as of March 31, 2005 were $1,406,413 compared to $1,042,322 as of December 31, 2004. The increase of $364,091 during the quarter consisted of the following: (1) accounts payable increased $134,060 due to a lack of cash flow, (2) accrued professional fees increased by $239,150 during the quarter resulting from routine corporate regulatory and compliance activities. During the three months ended March 31, 2005, the Company received additional advances of $57,000 from a related party for Aqua Xtreme and Xtreme Engines cash flow purposes.

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