Form 10KSB
period 2005-06-30
NOVA COMMUNICATIONS LTD
filed 2005-10-24
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005.

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

                                 (775) 324-8531
                          (Issuer's telephone number)

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

         Issuer's revenues for its most recent fiscal year was $ 1,316,697.

         The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of September 27, 2005 was $2,481,612 based on the average bid and ask prices on September 27, 2005.

         As of June 30, 2005 , the number of outstanding shares of the issuer's common stock, $0.001 par value was 5,351,332 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS..........................................  4

ITEM 2.  DESCRIPTION OF PROPERTY..........................................  5

ITEM 3.  LEGAL PROCEEDINGS................................................  5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.........  6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND
         RESULTS OF OPERATIONS............................................  8

ITEM 7.  FINANCIAL STATEMENTS............................................. 11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES............................. 11

ITEM 8A CONTROLS AND PROCEDURES........................................... 11

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 11

ITEM 10.  EXECUTIVE COMPENSATION.......................................... 12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS................................. 13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 13

ITEM 13.  EXHIBITS........................................................ 14

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................... 14

SIGNATURES................................................................ 16

INDEX TO EXHIBITS......................................................... 17

FINANCIAL STATEMENTS...................................................... F-1

                                     PART I

ITEM  1.          DESCRIPTION OF BUSINESS

         OVERVIEW

         We are in the business of acquiring ownership interests in developing companies in a wide range of industries and providing financing and managerial assistance to those companies. We seek to invest in companies that, in our opinion, have the reasonable potential for growth. Our objective is to achieve long-term growth. At the current time, we have two wholly-owned subsidiaries, Aqua Xtremes, Inc. which is in the business of manufacturing and marketing a personal watercraft and the rotary engine that drives the jet pump that propels the watercraft; and Nacio Systems, Inc., which is in the business of providing centralized information technology solutions to corporate clients.

         All references to our business include Nova Communications Ltd. and all of our subsidiaries, on a consolidated basis.

BUSINESS STRATEGY

AQUA XTREMES, INC./ XTREME ENGINES, INC.

         Aqua Xtremes, Inc., a Nevada corporation, is the designer, manufacturer, and marketing company for revolutionary water sports equipment. One of its most notable products is the XBoard(TM) a jet-powered personal watercraft that redefines extreme water sports. XBoards(TM) allow riders of all skill levels the ultimate experience and exhilaration of riding a personal watercraft. The XBoard(TM) design team has created a revolutionary watercraft that combines an innovative hull design and a powerful EPA conforming rotary engine. Aqua Xtremes is currently recruiting distributors and dealers.

         Xtreme Engines, Inc., a wholly-owned subsidiary of Aqua Xtremes, Inc., is refining the rotary engine to bring it into full compliance with today's EPA standards, while at the same time creating an engine that will utilize a variety of alternative fuels. The engine has been designed to power the Xboard(TM). It will also be sold separately to different manufacturers which will utilize it in the areas of water, sea and air applications, including co-generation.

NACIO SYSTEMS, INC.

         Nacio Systems, Inc., a Nevada corporation, provides centralized information technology solutions to corporate clients, supporting their business operations with applications such as e-commerce, content management, software auditing and customer relationship management (CRM). Companies need no longer install, maintain and support complex IT applications; Nacio Systems, Inc. hosts, manages and delivers mission critical IT infrastructure from its secure, high-availability Tier 1 network/data operating center in Northern

California--reducing costs, mitigating risk, compressing deployment times and increasing reliability.

         Nacio Systems, Inc.'s Professional Services and Application Development groups provide customization services to ensure that the applications Nacio delivers are tailored to specific business needs and and are successfully deployed across the customer's enterprise. In the face of increasing costs and the complexities of today's corporate applications, Nacio Systems's hosted application services helps companies stay focused on their core business by providing them cost-effective, low- maintenance ways to update their websites, manage their data and documents, leverage rapid application development and increase operational efficiency.

         Interactive Holding Group, Inc., a wholly-owned subsidiary of Nacio Systems, Inc. sells forensic software under the name "ATTEST Systems." Attest Systems has developed GASP, a software product that enables companies to discover the software and hardware assets deployed across their enterprise. Using GASP, companies can remotely audit every computer on the corporate network, and, using GASP's extensive reporting capabilities, compare the results against their owned licenses. This allows companies to control software license and maintenance costs, stay compliant with software license terms, inventory for disaster recovery planning and make informed IT purchasing decisions. Attest expects to release a new version of GASP, GASP V7.0 in the 3rd quarter of 2005.


ITEM  2.          DESCRIPTION OF PROPERTY

         Our principal executive and administrative offices are located at 1005 Terminal Way, Suite 110, Reno, Nevada. We have contracted with Nacio Systems, Inc. to have it provide services such as computing power, website maintenance and other professional services on an as-needed basis. This arrangement has allowed both companies to minimize overhead expenses and has enabled their respective executives and consultants access, in real time, to the engineering and administrative data that they require to carry out their respective responsibilities.

ITEM  3.          LEGAL PROCEEDINGS

         We are a party to the following pending legal proceedings:

         o Nova Communications Ltd. and Arthur Robins v. Powerski International, Robert E. Montgomery, and Does 1-10, Case #
              OSCC)4761 pending in the California Superior Court, County of Orange. The complaint alleges breach of contract, fraud and false advertising in connection sums advanced to Powerski. The complaint seeks rescission of contract and the return of $916,000 advanced by Nova to Powerski; return of $96,000 advanced by Robins; interest on the advances; punitive damages; costs; and attorney fees.

         o Nacio Systems, Inc. v. Nacio Investment Group, LLC ("NIG"); Frank Ehret; David Lyons; and Does 1-10; NIG v. Nacio Systems, Inc., a California corporation and Nacio Systems, Inc. , a Nevada corporation ; and Nova Communications Ltd. Case # CV 052533 pending in the California Superior

              Court, County of Marin. Relief sought in cross-complaint against Nova Communications Ltd . involves rescission of any transaction by which Nova acquires or acquired any assets from Nacio Systems, Inc. and recovery of any proceeds from the disposition of those assets. NIG alleges that Nova has engaged in a fraudulent conveyance with Nacio Systems, Inc.in violation of California Civil Code 3439.04. NIG claims it is entitled to rescission of the conveyance and recovery of any proceeds received by Nova from any disposition of those assets.

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
                  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
                  SECURITIES

         MARKET INFORMATION

         Our common stock is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the year ended December 31, 2004 and for the six-months ended June 30, 2005, our new fiscal year end. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

                                   LOW               HIGH

         Q1-2004                   $ 0.02            $ 0.05
         Q2-2004                     0.03              0.04
         Q3-2004                     0.02              0.03
         Q4-2004                     0.01              0.03

         Q 1-2005                  $ 0.01            $ 0.01
         Q 2-2005                    0.50              3.35
         Q 3-2005                      *                 *
         Q 4-2005                    1.15              0.46

         * During this period, our common stock was not quoted on the OTC Bulletin Board. Quotations were posted only at PinkSheets.Com for which no historical quotations are available.

         RECORD HOLDERS

         We have only one class of common stock. As of June 30, 2005 there were 1,052 shareholders of record for our common stock and a total of 5,351,332 shares of common stock issued and outstanding.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         The following is a description of unregistered securities sold within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

         In April and June 2005, we issued an aggregate of 340,000 shares of common stock to three individuals. Of that amount, 240,000 were issued in connection with the conversion of certain non- negotiable convertible promissory notes in the principal amount of $100,000. Each of the notes allowed the holder to convert all or any portion of the principal amount and accrued interest into our common stock based upon a conversion price of 70% of the closing bid price on the date of conversion.

         In April and May 2005, we issued non-negotiable convertible promissory notes in the aggregate principal amount of $35,000. Each note carried interest at 20% per annum. The principal amount of each note, plus accrued interest, is convertible into our common stock at a conversion price ranging between 85% to 90% of the closing bid price on the date of conversion, depending on the length of time the notes have been outstanding. At this time, none of the holder of these notes have exercised their respective conversion rights.

         Between January 1, 2004 and October 29, 2004, we issued an aggregate of $260,000 of non- negotiable convertible promissory notes to a select group of seven investors. Each note carried interest at 10% per annum. The principal amount of each note, plus accrued interest, is convertible into our common stock at a conversion price of 70% of the closing bid price on the date of conversion, depending on the length of time the notes have been outstanding. At this time, none of the holder of these notes have exercised their respective conversion rights.

         During fiscal year ended December 31, 2004, we issued 32,000,000 shares of our common stock to our then current President and CEO, Kenneth D. Owen as long term compensation.

         Pursuant to a Stock Exchange Agreement with Seven Angels Ventures LLC ("SAV") dated October 20, 2003, we agreed to issue 3,300,000 shares of our common stock to SAV in exchange for the issuance to us of 133,000 shares of common stock of Epic Financial Corp. held by SAV.

         Between August 20, 2003 and December 29, 2003, we issued an aggregate of $490,000 of Convertible Promissory Notes to a select group of investors totaling 19 persons.

         On December 2, 2003, we issued 4,000,000 shares of our common stock to Kenneth D. Owen, our then current President and CEO.

         Each of these transactions was considered exempt from the registration requirements of the Securities Act of 1933 in reliance upon the exemptions at
Section 4(2) and/or 4(6) of said Act. Each transaction was privately negotiated with sophisticated persons with whom we had an existing business or personal relationship, without the use of advertising or general solicitation.


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

EXECUTIVE LEVEL OVERVIEW

The Company's operating strategies focus on the development of recreational water sports products and managing its high speed Internet access and enterprise server facilities. The Company has begun selling distributorships for its recreational water sports products and expects to begin manufacturing and selling those products in 2006.

Management has also devoted substantial efforts in the operations of Nacio Systems, Inc. by pursuing aggressive cost cutting programs and eliminated unprofitable products.

Revenues for Nacio Systems, Inc. consist of dedicated Internet access fees; hosting, co-location and enterprise service facility fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connection and connectivity services. Monthly service revenue related to Internet access, hosting, co-location and enterprise service facility.

Revenues for Interactive Holding Group, Inc. consist of computer software compliance monitoring services and products.

Revenues for Aqua Xtremes, Inc. to date consist of the sale of dealerships.

We presently have executive offices at 1005 Terminal Way, Suite 110, Reno, Nevada 89502-2179 Nacio Systems, Inc.'s enterprise server facilities are also located at that address. Currently, the only significant business risk of Nacio Systems, Inc.'s operations is that the electricity to power the enterprise service facility is obtained from a single-source supplier, Pacific Gas & Electric. Nacio Systems, Inc. has available back-up power generators sufficient to continue to power their enterprise server facilities in the event of short-term power losses. However, if the supply of power to Nacio Systems, Inc. by Pacific Gas & Electric were delayed or curtailed, the ability of Nacio Systems, Inc. to provide services to its customers could be adversely affected.


RESULTS OF OPERATIONS
Year ended June 30, 2005 compared to the Year ended June 30, 2004:

Years ended June 30: 2005 2004 Increase % Sales $ 1,316,697 $ - $ 1,316,697 100%
                                        =========== =========== =========== ===

The increase in sales during the year ended June 30, 2005 over 2004 was attributable to the two factors: (1) the purchase of all of the operating assets and liabilities of Nacio Systems, Inc., a California corporation effective April 1, 2005, and (2) Aqua Xtremes began selling dealerships. Sales as a result of the purchase of the Nacio Systems, Inc. assets effective as of April 1, 2005 aggregated $977,478; sales attributable to Interactive Holding Group, Inc., purchased with Nacio Systems, Inc. aggregated $129,179; and sales of dealerships by Aqua Xtremes, Inc. aggregated $210,040.

                       Years ended June 30:
                       2005           2004          Increase         %
     Cost of sales  $    299,013   $          -   $    299,013      100%
                     ===========    ===========    ===========      ===

The increase in the cost of sales during the year ended June 30, 2005 over 2004 was also attributable to the purchase of Nacio effective April 1, 2005. Cost of sales related entirely to Nacio's products.

                                                           Years ended June 30:
                                                           2005           2004          Increase        %
     Selling, general and administrative costs:

         Aqua Xtreme, Inc. and Nova Communications Ltd.  $  4,261,365   $  3,728,085   $    533,280     12%
         Nacio Systems, Inc.                               1,135,459              -      1,135,459    100%
         Interactive Holding Group, Inc.                     208,965              -        208,965    100%
                                                         -----------    -----------    -----------

                                                        $  5,605,789   $  3,728,085   $  1,877,704
                                                         ===========    ===========    ===========

The increase in selling, general & administrative expenses of Nova consisted primarily of the write-off of advances during the year ended June 30, 2005 aggregating $723,506. The increase in selling, general & administrative expenses of Nacio Systems, Inc. & Interactive Holding Group, Inc. resulted from their acquisition effective April 1, 2005.

                                                           Years ended June 30:
                                                           2005           2004          Increase         %
     Research & development expenses                    $    744,677   $          -   $    744,677      100%
                                                         ===========    ===========    ===========      ===

Research & development expenses related entirely to the development of the Aqua Xtreme, Inc.'s recreational water sports products. The Company began developing those products in August 2004.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005 compared to June 30, 2004:

                                                                              June 30:
                                                                                        Increase
                                                           2005           2004         (decrease)        %
                                                        ------------  -------------  -------------     ------
     Total assets:

         Aqua Xtreme, Inc. and Nova Communications Ltd. $    401,114   $    981,506   $  (580,392)     (144)%
         Nacio Systems, Inc.                              10,763,652              -     10,763,652       100%
         Interactive Holding Group, Inc.                     342,063              -        342,063       100%
                                                         -----------    -----------    -----------

                                                        $ 11,506,829   $    981,506   $ 10,525,323
                                                         ===========    ===========    ===========

The Company's change in assets consist of the following. Effective December 31, 2004, the Company divested the common stock of Kadfield resulting in the disposal of an aggregate of $254,467. In August 2004, the Company ceased advancing an outside company funds to develop recreational water sports products and wrote-off an aggregate of $723,506. The increase in assets of Nacio & IHG resulted from their acquisition effective April 1, 2005.

ITEM  7.               FINANCIAL STATEMENTS

             Our consolidated, audited, condensed financial statements including a balance sheet as of the fiscal year ended June 30, 2005 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            In its two most recent fiscal years or any later interim period, we have had no disagreements with our certifying accountants on accounting and financial disclosures.

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

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We acquired the assets and assumed the liabilities of Nacio Systems, Inc., a California corporation, through our subsidiary Nacio Systems, Inc., a Nevada corporation. The acquisition was effective as of April 1, 2005. We excluded Nacio Systems, Inc., the California corporation, from our assessment and evaluation of the effectiveness of our disclosure controls and procedures because we did have sufficient time to make such an assesment and evaluation as it applies to that corporation.

                                    PART III

ITEM  9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons constitute all of the Company's Executive Officers and Directors:

         NAME                   AGE      POSITION

         Leslie I. Handler      67       President, Acting Chief Financial
                                         Officer, Director
         Arthur N. Robins       54       Chief Executive Officer, Director
         James F. Abel, III     44       Corporate Secretary, Director
         Greg K. Hoggatt        48       Director

         Leslie I. Handler has been a director since August 1991 and has served as Corporate Secretary. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance, a subsidiary of Far West Federal Bank, Portland, Oregon. Since 1993, Mr. Handler has been a consultant to the banking industry.

         Arthur N. Robins has been retired since 2000. He came of out of retirement to become Chief Executive Officer. Prior to his retirement, Mr. Robins was Chief Executive Officer to Fastrap, Inc., a manufacturer of trailer tops for the transportation industry.

         James F. Abel, III was the President of The Hines Group, Inc. a precision custom metal stamping company with headquarters in Queensboro, Kentucky. Mr. Abel is now retired.

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

         CODE OF ETHICS.

         Effective January 1, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes- Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 1005 Terminal Way, Suite 110, Reno, Nevada 89502-2179.


ITEM  10.         EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
NAME AND
PRINCIPAL POSITION     YEAR    ANNUAL COMPENSATION    LONG TERM COMPENSATION

Arthur N. Robins
CEO                    2005    $120,000  (a)          -0-

(a) Mr. Robins' annual compensation is unpaid at this time and is being accrued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of June 30, 2005, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

TITLE OF CLASS       NAME AND ADDRESS OF         AMOUNT OF            PERCENT OF
                     BENEFICIAL OWNER            BENEFICIAL OWNERSHIP      CLASS

Common Stock         Leslie I. Handler                -0-                  0%
                     382 Running Springs Dr.
                     Palm Desert, CA 92276

Common Stock         Arthur N. Robins                2,000                  *
                     362 Gulf Breeze Pkwy, #139
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

         Effective May 9, 2005, we acquired the remaining 49% of the issued and outstanding common stock of AquaXtremes, Inc., which we did not own, resulting in the latter becoming our wholly-owned subsidiary. The shares were acquired from Arthur N. Robins, our Chief Executive Officer and a director. In consideration of the transfer by Mr. Robins, we issued to Mr. Robins 100,000 shares of our Series "B" Preferred Stock, which constituted the majority voting power of the registrant. In addition, we issued to Mr. Robins a Subordinated Convertible Non-Negotiable Promissory Note in the principal amount of $100,000. The principal and interest balance of the Note will be repaid solely from the conversion of the Note into 40,000,000 shares of common stock.

ITEM  13.         EXHIBITS

         Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.


ITEM  14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table discloses the aggregate fees billed for each of the last two years for audit services rendered by our Principal Accountant for the audit of our of our annual financial statements and review of financial statements included in our Form 10QSB reports.

                                        12/31/04        6/30/05
                                        --------        -------
         Audit fees billed              $34,151         $35,032

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

                            NOVA COMMUNICATIONS LTD.

                                Table of Contents
                       Years ended June 30, 2005 and 2004



                                                                         Page

Report of Independent Registered Public Accounting Firm............         F-2

Consolidated Financial Statements:
   Balance sheets..................................................   F-3 - F-4
   Statements of operations........................................         F-5
   Statements of comprehensive loss................................         F-6
   Statements of stockholders' equity (deficit)....................         F-7
   Statements of cash flows........................................         F-8
   Notes to consolidated financial statements......................  F-9 - F-23

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 24th day of October, 2005.


                                             NOVA COMMUNICATIONS LTD

                                            By: /s/ LESLIE I. HANDLER
                                                  President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                          Date

/s/ LESLIE I.HANDLER      President; Director            October 24, 2005
    Leslie I. Handler

/s/ ARTHUR N. ROBINS      Chief Executive Officer;
    Arthur N. Robins      Director                       October 24, 2005

/s/ JAMES F. ABEL,III     Corporate Secretary;
    James F. Abel,III     Director                       October 24, 2005

/s/ GREG K. HOGGATT       Director                       October 24, 2005
    Greg K. Hoggatt

                               INDEX TO EXHIBITS
EXHIBIT
NO.            DESCRIPTION

               PLAN OF REORGANIZATION

2.1      *     Articles and Agreement of Merger dated July 21, 1999

               ARTICLES OF INCORPORATION AND BY-LAWS

3(i)     *     Articles of Incorporation of First Colonial Ventures Ltd. dated
               March 25, 1985.

3(ii)    *     Certificate of Amendment of First Colonial Ventures Ltd. dated
               August 12, 1985.

3(iii)   *     Certificate of Amendment of First Colonial Ventures Ltd. dated
               September 3, 1985.

3(iv)    *     Certificate of Amendment of First Colonial Ventures Ltd. dated
               February 3, 1992.

3(v)     *     Articles of Incorporation of Nova Communications Ltd. dated
               July 21, 1999.

3(vi)    *     Bylaws

21             SUBSIDIARIES

               CERTIFICATIONS

31             Rule 15d-14(a) certifications

32             Section 1350 certifications

* Incorporated herein by reference from filings previously made by the Company

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
Nova Communications Ltd.

We have audited the accompanying consolidated balance sheets of Nova Communications Ltd. as of June 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    TIMOTHY L. STEERS, CPA, LLC


Portland, Oregon
August 19, 2005

                            NOVA COMMUNICATIONS LTD.

                                 Balance Sheets

                                                                                         June 30
                                                                         -------------------------------------
                                                                               2005                2004
                                                                         ----------------     ----------------
                                   ASSETS

Current assets:
   Cash                                                                  $        46,296      $         2,255
   Accounts receivable, less allowance for uncollectible accounts of $140,025    401,415                    -
   Other receivables                                                              27,570                    -
   Receivable from related party                                                  67,603                    -
   Inventories                                                                    44,020                    -
   Note receivable due within one year                                            10,919                    -
   Prepaid expenses                                                              326,344                    -
   Current assets of discontinued operations, net                                      -               51,435
                                                                          --------------       --------------
       Total current assets                                                      924,167               53,690


Property & equipment:
   Equipment                                                                   7,201,198               21,710
   Furniture                                                                     229,872                1,278
   Website                                                                        48,577                    -
   Leasehold improvements                                                      7,142,345                    -
                                                                          --------------       --------------
                                                                              14,621,992               22,988
   Less accumulated depreciation & amortization                               (4,514,441)             (21,710)
                                                                          --------------       --------------
       Net property & equipment                                               10,107,551                1,278


Equipment of discontinued operations, net                                              -              140,221



Other assets:
   Note receivable                                                               147,036                    -
   Advances receivable                                                                 -              723,506
   Patents & trademarks                                                            3,000                    -
   Deposits & other                                                              325,075                    -
   Other assets of discontinued operations, net                                        -               62,811
                                                                          --------------       --------------
       Total other assets                                                        475,111              786,317
                                                                          --------------       --------------

                                                                         $    11,506,829      $       981,506
                                                                          ==============       ==============






                                   Continued.

                            NOVA COMMUNICATIONS LTD.

                           Balance Sheets (continued)

                                                                                         June 30
                                                                         -------------------------------------
                                                                               2005                2004
                                                                         ----------------     ----------------
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                      $     1,185,731      $       164,205
   Accrued payroll & payroll related liabilities                                 171,571              215,772
   Income taxes payable                                                            3,200                2,400
   Accrued interest                                                              199,065               27,229
   Other accrued liabilities                                                     541,857               55,000
   Unearned revenue                                                              521,027                    -
   Notes payable                                                                  35,000                    -
   Convertible notes payable, net of unamortized discount due to
    beneficial conversion feature                                                230,000              416,500
   Long-term debt due within one year                                          1,828,257                    -
   Long-term debt to related parties due within one year                          30,000                    -
   Current liabilities of discontinued operations                                      -              393,984
                                                                          --------------       --------------
        Total current liabilities                                              4,745,708            1,275,090

Payable to related party                                                               -              441,232

Long-term debt to related parties                                                241,152                    -

Long-term debt                                                                 2,369,694                    -

Stockholders' equity (deficit):
   Preferred stock; $.001 par value; authorized 200,000 shares:
     Series A - 100,000 shares designated, issued and outstanding                    100                    -
     Series B - 100,000 shares designated, issued and outstanding                    100                    -
   Common stock; $.001 par value; authorized 500,000,000 shares;
    outstanding 6,001,332 shares in 2005 (3,439,815 shares in 2004)                6,001                3,440
   Common stock to be issued                                                   8,703,927              753,927
   Convertible promissory note and accrued interest                              101,140                    -
   Additional paid-in capital                                                 22,998,916           20,749,385
   Retained deficit                                                          (27,659,909)         (22,241,568)
                                                                          --------------       ---------------
         Total stockholders' equity (deficit)                                  4,150,275             (734,816)
                                                                          --------------       --------------

                                                                         $    11,506,829      $       981,506
                                                                          ==============       ==============








                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations
                                                                                     Years ended June 30
                                                                                   2005              2004
                                                                             ----------------   --------------

Sales                                                                        $     1,316,697    $           -

Cost of sales                                                                        299,013                -
                                                                              --------------     ------------

Gross profit                                                                       1,017,684                -

Other operating income                                                                     -            7,586

Operating expenses:
   Selling, general & administrative                                               5,605,789        3,728,085
   Research & development                                                            744,677                -
                                                                              --------------     ------------
         Total operating expenses                                                  6,350,466        3,728,085
                                                                                ------------     ------------

Net operating loss                                                                (5,332,782)      (3,720,499)

Other expenses:
   Loss on available-for-sale investments                                                  -         (497,757)
   Interest expense                                                                 (222,676)         (89,946)
                                                                              --------------    --------------
         Total other expenses                                                       (222,676)        (587,703)
                                                                              --------------    -------------

Net loss before provision for income taxes                                        (5,555,458)      (4,308,202)

Provision for income taxes                                                            (2,400)            (800)
                                                                              --------------     ------------

Net loss from continuing operations                                               (5,557,858)      (4,309,002)

Discontinued operations:
   Net gain (loss) on disposal, net of benefit for income taxes                      139,517          (16,870)
   Net loss, net of benefit for income taxes                                               -         (116,910)
                                                                              --------------    -------------
     Net income (loss) from discontinued operations                                  139,517         (133,780)
                                                                              --------------    -------------


Net loss                                                                     $    (5,418,341)  $   (4,442,782)
                                                                              ==============    =============
Net income (loss) per common share:
   Continuing operations                                                     $         (1,28)  $        (1.35)
                                                                              ==============    =============

   Discontinued operations                                                   $           .03   $         (.04)
                                                                              ==============    =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss
                                                                                     Years ended June 30
                                                                                   2005              2004
                                                                            -----------------   --------------

Net loss                                                                     $    (5,418,341)  $   (4,442,782)

Realized loss on available-for-sale investments                                            -          465,132
                                                                              --------------    -------------

Comprehensive loss                                                           $    (5,418,341)  $   (3,977,650)
                                                                              ==============    =============


Comprehensive loss per common share                                          $         (1.25)  $        (1.24)
                                                                              ==============    =============





































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

            Consolidated Statements of Stockholders' Equity (Deficit)
                       July 1, 2003 through June 30, 2005
                                                                     Convertible                            Unrealized       Total
                                                                     promissory                             holding loss    stock-
                         Preferred stock   Common stock     Common    note and    Additional               from available   holders'
                         -------------- ----------------   stock to  accrued      paid-in      Retained      -for-sale       equity
                          Shares Amount   Shares  Amount   be issued interest     capital       deficit     investments    (deficit)
------------------------ ------- ------ --------- ------  ---------- ----------- ------------  ------------ ----------- ------------
Balance at July 1, 2003        - $   -  2,957,314 $2,957  $        -  $      -   $ 16,979,504 $(17,798,786) $ (465,132) $(1,218,457)
Common stock to be
  issued in exchange
  for long-term debt
  and interest                 -    -           -      -           -         -              -             -          -      753,927
Common stock issued in
  exchange for
  accrued payroll              -    -      45,000     45           -         -         89,555             -          -       90,000
Common stock issued in
  exchange for services        -    -     437,501    438           -         -      3,532,926             -          -    3,533,364
Beneficial conversion
  feature of convertible
  notes payable                -    -           -      -           -         -        147,000             -          -      147,000
Comprehensive loss             -    -           -      -           -         -              -   (4,442,782)    465,132   (3,977,650)
                         ------- ----   ---------  -----  ----------   -------    -----------  ------------  ---------  ------------
Balance at June 30, 2004       -    -   3,439,815  3,440     753,927         -     20,749,385  (22,241,568)          -     (734,816)
Common stock issued            -    -      50,000     50     (50,000)        -         49,950            -           -            -
Common stock issued
  for cash                     -    -      68,965     69           -         -         49,931            -           -       50,000
Common stock issued
  upon conversion of
  notes payable &
  accrued interest             -    -   1,110,000  1,110           -         -        551,507            -           -      552,617
Common stock issued in
  exchange for
  accrued payroll              -    -      60,000     60           -         -        179,940            -           -      180,000
Common stock issued in
  exchange for services        -    -   1,272,552  1,272           -         -        977,002            -           -      978,274
Series "A" Preferred
  stock issued in
  exchange for payable
  to related party       100,000  100           -      -           -         -        363,051            -           -      363,151
Common stock to be
  issued in exchange for
  subsidiary                   -    -           -      -   8,000,000         -              -            -           -    8,000,000
Series "B" Preferred
  stock & convertible
  promissory note in
  exchange for
  subsidiary             100,000  100           -      -           -   100,000            150            -           -      100,250
Accrued interest on
  convertible promissory
  note                         -    -           -      -           -     1,140              -            -           -        1,140
Beneficial conversion
  feature of convertible
  notes payable                -    -           -      -           -         -         78,000            -           -       78,000
Comprehensive loss             -    -           -      -           -         -              -   (5,418,341)          -   (5,418,341)
                         ------- ----   ---------  -----  ----------   -------    -----------  -----------   ---------   -----------
Balance at June 30, 2005 200,000 $200   6,001,332 $6,001  $8,703,927  $101,140    $22,998,916 $(27,659,909)  $       -  $ 4,150,275
                         ======= ====   =========  =====  ==========   =======    ===========  ============  =========  ============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows
                                                                                     Years ended June 30
                                                                                  2005               2004
                                                                             ---------------    --------------
Cash flows from operating activities:
   Net loss from continuing operations                                       $    (5,557,858)  $   (4,309,002)
   Adjustments to reconcile net loss to net cash provide by operating activities:
     Depreciation & amortization                                                     330,407           13,523
     Provision for uncollectible advances receivable                                 737,590                -
     Common stock issued for services & compensation                                 978,274        3,533,364
     Unearned revenue                                                                 13,604                -
     Write-off of excess purchase price of subsidiaries                            2,896,666                -
     Amortization of beneficial conversion feature                                   151,500           73,500
     Loss on available-for-sale investments                                                -          497,757
     Changes in assets and liabilities, net of purchase of subsidiaries:
       Accounts receivable                                                            78,616                -
       Inventories                                                                    12,144                -
       Prepaid expenses                                                              (88,073)               -
       Deposits & other assets                                                          (408)           1,478
       Accounts payable                                                              104,637           (9,777)
       Accrued liabilities                                                           488,018          424,874
                                                                              --------------    -------------
                                                                                     145,117          225,717
Cash flows from discontinued operations                                                    -          (27,834)
Cash flows from investing activities:
   Principal repayments on notes receivable                                                -           26,873
   Advances paid on behalf of related parties                                        (67,603)               -
   Advances paid                                                                           -         (723,506)
   Purchase of subsidiaries, net of cash acquired                                      8,136                -
   Capital expenditures                                                             (439,761)               -
   Patents & trademarks expenditures                                                  (3,000)               -
                                                                              --------------    -------------

(502,228) (696,633)
Cash flows from financing activities:
   Borrowings under convertible notes payable                                        260,000          490,000
   Borrowings under notes payable                                                     35,000                -
   Borrowings under notes payable to related parties                                 106,152                -
   Net financing activities of discontinued operations                                     -           10,964
                                                                              --------------    -------------
                                                                                     401,152          500,964
                                                                              --------------    -------------
   Net increase in cash                                                               44,041            2,214
   Cash at beginning of year                                                           2,255               41
                                                                              --------------    -------------

   Cash at end of year                                                       $        46,296   $        2,255
                                                                              ==============    =============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005


1. Business and summary of significant accounting policies

         Business: Nova Communications Ltd. (the "Company" or "Nova") is incorporated under the laws of the State of Nevada.

         Business combinations and basis of consolidation: The 2005 consolidated financial statements include the accounts of Nova, AquaXtremes, Inc., Xtreme Engines, Inc., Nacio Systems, Inc., and Interactive Holding Group, Inc. since their acquisitions and Kadfield, Inc. until its divestiture. The 2004 consolidated financial statements include the accounts of Nova and Kadfield, Inc. All intercompany accounts and transactions have been eliminated.

         On August 30, 2004, the Company acquired 51% of Realized Development, Inc. Realized Development, Inc. changed its name to AquaXtremes, Inc. ("Aqua") in December 2004. On May 9, 2005, the Company acquired the remaining 49% of Aqua. Aqua is developing recreational water sports products.

         In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock. Engines is developing a marine engine for use in recreational water sports products.

         Effective April 1, 2005, the Company acquired 100% of Nacio Systems, Inc. ("Nacio"). Nacio is an integrated communications provider ("ICP") of high speed Internet access to businesses and provides enterprise server facilities ("ESF"), offering a fully serviced managed server program. Its' customers are generally business customers located throughout the United States. Nacio owns 100% of Interactive Holding Group, Inc. ("IHG"). IHG provides computer software compliance monitoring services and products.

         On July 21, 2003 the Company decided to dispose of Kadfield. Kadfield has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The Company disposed of its' common stock of Kadfield effective December 31, 2004.

         Cash and cash concentrations: For purposes of the statement of cash flows, the Company and its' subsidiaries consider cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

         The Company deposits their cash in financial institutions. At various times throughout the year, cash held in these accounts exceeded Federal Deposit Insurance Corporation limits. The Company has not experienced any losses as a result of these cash concentrations.

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005


1. Business and summary of significant accounting policies (continued)
         Inventories: Inventories consist of computer server hardware, software and software service agreements purchased for resale. Inventories are reported at the lower of cost (using the specific identification method) or market.

         Property & equipment:  Property & equipment are carried at cost.
         --------------------

         Equipment & furniture is depreciated using the straight-line method over the estimated useful lives of the depreciable assets, which range from five to fifteen years. Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets, which range from five to fifteen years. Website development costs are amortized using the straight-line method over the estimated useful life of five years.

         The Company accounts for website development costs under Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs". Under EITF 00-2, costs that involve design of the web page that do not change the content are capitalized and amortized over the estimated useful life. The Company accounts for costs incurred in operating their website under the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 98-1, "Accounting for the Cost of Computer Software Developed for Internal Use". Under SOP 98-1, costs that have a future benefit are capitalized and amortized over the estimated future periods that are expected to benefit from website changes. Costs incurred in operating the web site that have no future benefits are expensed in the current period.

         Computer software obtained or developed for internal use is also capitalized in accordance with SOP 98-1. Amortization is computed using the straight-line method over the estimated useful lives of the software, which range from three to five years.

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

         Revenue recognition: Revenues for Nacio consist of dedicated Internet access fees; hosting, co-location and ESF fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connection and connectivity services.

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005


1. Business and summary of significant accounting policies (continued)
         Revenue recognition (continued): Monthly service revenue related to Internet access, hosting, co-location and ESF is recognized over the period services are provided. Service and equipment installation revenue is recognized at completion of installation and upon commencement of services. Payments received in advance of providing services are deferred until the period such services are provided, except in the case of non-refundable payments including last-month deposits, which are recognized when service is initiated. Equipment sales and installation revenue is recognized when installation is completed.

         Revenues for IHG consist of computer software compliance monitoring services and products. Service revenues related to software compliance monitoring are generally billed annually recognized ratably over the period services are provided. Software product sales are recognized when software is provided.

         Revenues for Aqua consist of the sale of dealerships and are recognized when dealership agreements are signed.

         Advertising: The Company expenses advertising costs as they are incurred.

         Share-based payments: The Company uses a fair value based method of accounting for share-based payments under Financial Accounting Statement ("SFAS") No. 123R "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95". Under SFAS 123R, share-based payment transactions in which the Company receives services from employees and non-employees, in exchange for either equity instruments of the Company or liabilities that may be settled by the issuance of such equity instruments, are valued at the fair value of the Company's equity instruments and expensed in the consolidated statement of operations at the time of issuance.

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

         Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 4,341,266 for the year ended June 30, 2005 (3,198,564 for 2004). Convertible notes payable and common stock to be issued are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

         Segment Reporting: The Company reports information about operating segments and related disclosures about products and services and major customers in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company views its operations and manages its business in principally three segments: (1) the development of recreational water sports products; (2) the provider of high speed Internet access and enterprise server facilities; and (3) the provider of computer software compliance monitoring services.

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

2.       Operations
         The  Company's  operating   strategies  focus  on  the  development  of
         recreational water sports products and operating and managing its high speed Internet access and enterprise server facilities.

         The Company had been providing funding to a company that was developing recreational water sports products and had advanced this company approximately $723,500 through August 30, 2004. On that date, the Company ceased providing funding to this company because they had failed to achieve certain development benchmarks and began directly developing similar recreational water sports products. The Company wrote-off its advances receivable to this company as management deemed it uncollectible.

         The Company has begun selling distributorships for its recreational water sports products and expects to begin manufacturing and selling those products in 2006.

         Management of the Company believes that operations from the sale of these products will be profitable by the fourth quarter of 2006 and that the Company will recover its development costs within five years.

         The Company also purchased Nacio effective April 1, 2005. Since its acquisition, management has pursued aggressive cost cutting programs and eliminated unprofitable products. Management believes these actions will enable Nacio to achieve profitable operations.

         The Company is dependent upon its ability to obtain additional capital and debt financing until the Company ultimately achieve profitability, if ever.

         The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       Business combinations
         On August 30, 2004, the Company acquired 51% of Aqua in a business combination accounted for as a purchase. Aqua was dormant at the time of acquisition and had no assets or liabilities. The Company paid $1,750 for Aqua which was expensed. On May 9, 2005, the Company acquired the remaining 49% of Aqua in exchange for 100,000 shares of Series "B" preferred stock of Nova and $100,000 in the form of a convertible promissory note payable. The aggregate purchase price was valued at $102,000. Management determined that it was uncertain if they would be able to recover the aggregate purchase price of Aqua and charged that amount to operations.

         The 100,000 shares of Nova's Series "B" preferred stock were valued at $.0025 per share or $250. Management of the Company estimated the value of the preferred shares exchanged after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         The convertible promissory note bears interest at 8% per annum and is due quarterly over thirty-six months from the date of the note. Payment of principal and interest of the note will be made solely by the issuance of 40,000,000 shares of the common stock of Nova.

         Effective April 1, 2005, Nova acquired 100% of the common stock of Nacio in exchange for $8,000,000 of common stock of Nova. The business combination was accounted for as a purchase.

3.       Business   combinations   (continued)   The  acquisition  of  Nacio  is
         summarized as follows:
            Purchase price                                  $    8,000,000
            Fair value of assets acquired:
              Cash                                                  10,186
              Property & equipment                               9,996,919
              Other assets                                       1,301,411
                                                             -------------
                                                                11,308,516
            Fair value of liabilities assumed                   (6,104,932)
                                                             -------------
            Fair value of net assets acquired                    5,203,584
                                                             -------------
           Excess purchase price over fair value
              of net assets acquired                        $    2,796,416
                                                             =============

         Management determined that they would not be able to recover the excess purchase price over the estimated fair value of the net assets of Nacio of $2,796,416 and charged that amount to operations.

         The results of operations of Nacio are included in the accompanying consolidated financial statements as of April 1, 2005. The following pro forma summary presents consolidated financial position and results of operations as if Nacio had been acquired as of July 1, 2003:

                                                      June 30
                                        -----------------------------------
                                              2005              2004
                                        -----------------  ----------------
           Current assets                $      924,000     $      826,000
           Property & equipment              10,108,000         10,799,000
           Total assets                      10,798,000         12,160,000
           Current liabilities                4,746,000          3,955,000
           Long-term liabilities              2,611,000          3,425,000
           Total stockholders' equity         3,441,000          4,780,000
                                                 Years ended June 30
                                              2005              2004
                                        -----------------  ----------------
           Net sales                     $    4,713,000     $    4,001,000
           Gross profit                       3,566,000          2,961,000
           Operating expenses                 6,651,000         11,748,000
           Net loss                           (3,079,000)       (9,455,000)
           Loss per common share                    (.71)            (2.96)

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of July 1, 2003 or which may be obtained in the future.

4.       Cash flow information

         Supplemental  disclosure of cash flow information is as follows for the years ended June 30:
                                                                                    2005             2004
                                                                              ---------------  ---------------
            Cash paid for interest                                             $           -    $       7,314
                                                                                ============     ============

         Supplemental  schedule of noncash  financing  activities are as follows for the years ended June 30:
                                                                                    2005             2004
                                                                              ---------------  ---------------
            Common stock issued in exchange for accrued payroll                $     180,000    $      90,000
                                                                                ============     ============
           Common stock issued upon conversion of notes
             payable and accrued interest                                      $     552,617    $           -
                                                                                ============     ============
           Preferred stock issued in exchange for payable to
             related party                                                     $     363,151    $           -
                                                                               =============     ============
            Common stock issued in exchange for long-term debt                 $           -    $     753,927
                                                                                ============     ============
            Common stock to be issued in exchange for subsidiary               $   8,000,000    $           -
                                                                                ============     ============
            Preferred stock and convertible note payable issued in
             exchange for subsidiary                                           $     100,250    $           -
                                                                                ============     ============

         Net cash acquired from purchase of  subsidiaries  during the year ended
         June 30, 2005 is as follows:
            Consideration paid                                                 $   8,102,000
           Fair value of assets acquired                                         (11,337,830)
            Liabilities assumed                                                    6,140,932
                                                                                ------------
            Excess of purchase price over net assets acquired                      2,905,102
           Excess of purchase price expensed                                       2,896,666
                                                                                ------------
            Net cash acquired                                                  $       8,436
                                                                                ============

5.       Other accrued liabilities
         Other accrued liabilities consisted of the following at June 30:
                                                      2005           2004
                                                   ------------  -----------
           Professional fees                       $   220,612    $   55,000
           Sales taxes                                   2,638             -
            Sales costs                                318,607             -
                                                    ----------     ---------
                  Total other accrued liabilities  $   541,857    $   55,000
                                                    ==========     =========

6.       Convertible notes payable
         Notes payable are due one year from the date of borrowings plus interest at a rate of 8% per annum and are unsecured. The notes and any unpaid interest may be convertible into shares of common stock of the Company at conversion rates ranging from 50% to 75% of the closing bid price of the Company's common stock on the date of conversion. The notes may be converted at the option of the Company, but not before six months, and at the option of the holder, but not before one year from the date of the notes and only if certain events have occurred.

         The Company accounted for the fixed percentage conversion feature of the notes payable under EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Under EITF 98-5, the beneficial conversion feature is calculated at the difference between the conversion price and the fair value of the common stock into which the debt is convertible at the commitment date. The portion of the proceeds from the note that represents the beneficial conversion feature is allocated to additional paid-in-capital. This debt discount is amortized to interest expense using the interest method over the life of the conversion feature. During the year ended June 30, 2005, the Company received proceeds of $260,000 under convertible note agreements and computed a beneficial conversion amount of $78,000 (the Company received proceeds of $490,000 under convertible note agreements and computed a beneficial conversion amount of $147,000 in 2004). The Company amortized $151,500 of the beneficial conversion feature during the year ended June 30, 2005 ($73,500 during 2004).

         During the year ended June 30, 2005, holders converted $552,617 of notes and accrued interest into 1,110,000 shares of the Company's common stock.

7.       Long-term debt

         Long-term debt consisted of the following as of June 30:
                                                                                      2005             2004
                                                                                  --------------   -----------
           Claims  allowed  under  Plan  of  Reorganization  of  Nacio;  payable
             $800,000  by  September  2006 and  $20,000 per month plus 5% of the first $200,000 of gross revenues in excess of $400,000,  then 7% of the next $200,000 of gross revenues,  then 10% of the next $200,000 of gross revenues; over a five year period;
             unsecured                                                            $   4,197,951    $        -
                  Less principal due within one year                                  1,828,257
                                                                                   ------------     ---------
                  Long-term obligations                                           $   2,369,694    $        -
                                                                                   ============     =========





7. Long-term debt (continued)
         Future maturities of long-term debt are as follows for the years ending subsequent to June 30, 2006:
               Years ending June 30:
                       2007                                                       $     789,898
                       2008                                                             789,898
                       2009                                                             789,898
                                                                                   ------------
                                                                                  $   2,369,694
         Long-term debt to relate parties consisted of the following at June 30:
                                                                                       2005            2004
                                                                                   -------------  ------------
           Notes  payable  to  an  employee;  due  $2,500  per  month  with
             interest at 6% per annum; unsecured                                    $   111,642    $        -

           Notes payable to shareholders  and directors;  unsecured and due on  demand.  The  holders of these  notes  have  agreed not to
             demand repayment before October 2006.                                      159,510             -
                                                                                     ----------     ---------
                                                                                        271,152             -
                 Less principal due within one year                                      30,000             -
                                                                                     ----------     ---------
                 Long-term debt to related parties                                  $   241,152    $        -
                                                                                     ==========     =========

         Future maturities of long-term debt to related parties are as follows for the years ending subsequent to June 30, 2006:

                 Years ending June 30:
                       2007                       $   191,152
                       2008                            30,000
                       2009                            20,000
                                                   ----------
                                                  $   241,152

8. Other related party transactions
         The  Company  occasionally  pays  for  expenses  on  behalf  of  Palaut
         Management, Inc. ("Palaut"). Palaut provides the Company with management consulting services. Close family members of a stockholder of Nova control Palaut Management, Inc.

9.       Lease commitments
         The Company leases its office and enterprise server facilities under a non-cancelable agreement that expires in August 2010. Minimum lease payments under the agreement are $38,000 per month with a provision for annual increases based on the consumer price index. The lease agreement contains renewal provisions for up to ten additional years.

         Minimum lease payments are as follows: Years ending June 30:
                       2006                       $     456,000
                       2007                             456,000
                       2008                             456,000
                       2009                             456,000
                       2010                             456,000
                       2011                              76,000
                                                   ------------
                                                  $   2,356,000

         Lease expense for the year ended June 30, 2005 was approximately
$117,400

10.      Preferred stock
         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

         In December 2004, the Company designated 100,000 shares of its' preferred stock as Series "A".

         On December 31, 2004, the Board of Directors of the Company agreed to exchange payables to a related party aggregating $363,151 for 100,000 shares of its' Series "A" preferred stock.

         On January 17, 2005, the Board of Directors amended the rights of its' 100,000 Series "A" preferred stock to be convertible, at the option of the Company, into 1,000,000 shares of its common stock. The Company has reserved 1,000,000 shares of its common stock to be issued in the event of conversion. Also on January 17, 2005, the Board of Directors of the Company increased the authorized preferred shares to 200,000.

         In June 2005, the Board of Directors designated 100,000 shares of its preferred stock as Series "B". They further resolved that the Series "B" preferred stock be entitled to dividends in the same manner as holders of common stock; be entitled to vote on all matters at 250 votes per share as a single class of shareholder; and be entitled to liquidation preferences in the same manner as holders of common stock.

11.      Common stock
         On January 21, 2004, the Board of Directors authorized the issuance of 60,000 shares of common stock of the Company in exchange for $180,000 of accrued payroll. Management of the Company valued the shares issued at $3.00 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         In December 2004, the Board of Directors authorized the sale of 68,965 shares of common stock of the Company to an individual for $50,000.

         During the fiscal year ended June 30, 2005, the Company issued an aggregate of 1,272,552 shares of its common stock in exchange for legal and consulting services. Management of the Company valued the shares issued at the closing bid price of the Company's common stock on the date of issuance after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded legal and consulting fees aggregating $978,274 during the year ended June 30, 2005 as a result of the issuances.

         In December 2003, the Board of Directors authorized the issuance of 150,000 shares of common stock of the Company to PFK Development Group in exchange for a note payable and accrued interest of $753,927. Management of the Company valued the shares issued at $.05 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares issued after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

         During the fiscal year ended June 30, 2004, the Board of Directors authorized the issuance of an aggregate of 437,501 shares of common stock of the Company in exchange for management and consulting services. Management of the Company valued the shares issued at the closing bid price of the Company's common stock on the date of issuance after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded management and consulting fees aggregating $3,533,364 during the year ended June 30, 2004 as a result of the issuances.

12.      Stock based compensation
         During the year ended June 30, 2004, the Company issued an aggregate of 305,000 shares of its common stock to its president as compensation for services. Compensation expense of $615,000 was recorded for the year ended June 30, 2004 for the fair value of the services rendered.

         During the year ended June 30, 2004, the Company issued an aggregate of 108,500 shares of its common stock to employees as compensation for services. Compensation expense of $114,000 was recorded for the year ended June 30, 2004 for the fair value of the services rendered.

13.      Income taxes

         Deferred income taxes consisted of the following at June 30:
                                                                                   2005              2004
                                                                             ----------------  ---------------
           Deferred tax assets:
              Net operating loss carryovers                                  $     6,736,998   $    5,025,906
              Allowance for uncollectible accounts                                    47,608                -
                                                                              --------------    -------------
           Deferred tax assets                                                     6,784,606        5,025,906
           Valuation allowance for deferred tax assets                            (6,784,606)      (5,025,906)
                                                                              --------------    -------------
           Net deferred income taxes                                         $             -   $            -
                                                                              ==============    =============

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2005 and 2004.

         The components of the provision for income taxes are as follows for the years ended June 30:
                                                                                          2005         2004
         State of California -
              Currently payable                                                       $    2,400    $     800
                                                                                       =========     ========

         The  provision  for  income  taxes  is  included  in  the  accompanying consolidated  statement of operations under the following  captions for the years ended June 30:
                                                                                          2005         2004
            Continuing operations                                                     $    2,400    $     800
            Discontinued operations                                                            -            -
                                                                                       ---------     --------
                                                                                      $    2,400    $     800
                                                                                       =========     ========

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30:

                                                                                    2005             2004
                                                                             ----------------  ---------------
           Tax at statutory rates                                            $    (1,842,236)  $   (1,510,546)
           Differences resulting from:
              State tax, net of Federal tax benefit                                    1,584              528
              Non-deductible and other items                                          84,352           25,818
              Change in deferred tax valuation allowance                           1,758,700        1,485,000
                                                                              --------------    -------------
                Provision for income taxes                                   $         2,400   $          800
                                                                              ==============    =============

         The Company has approximately $19,814,700 in Federal net operating losses which, if not utilized, expire through 2024.

         Utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

14.      Segment information
         The Company considers its' operations to be in three segments, each of which are strategic businesses that are managed separately because each business sells or provides distinct products and services. The segments are as follows: (1) the development of recreational water sports products; (2) the provider of high speed Internet access and ESF; and
         (3) the provider of computer software compliance monitoring services.

         Financial information by business segment for the year ended June 30, 2005 is as follows:

                                          Recreational       High speed         Computer
                                          water sports        Internet          software           Total
                                            products           and ESF       compliance           segment
                                       ----------------   -----------------  ---------------  ----------------
           Sales                        $      210,040      $      977,478      $  129,179     $    1,316,697
           Gross profit                        210,440             678,065         129,179          1,017,684
           Net operating loss               (1,898,936)           (457,394)         (79,786)       (2,436,116)
           Identifiable assets                 401,114          10,763,652         342,063         11,506,829
           Depreciation &
            amortization                             -             330,407               -            330,407

         Reconciliation of the segment information to consolidated net operating loss for the year ended June 30, 2005 is as follows:

           Segment net operating loss                                       $    (2,436,116)
            Write-off of excess purchase price of subsidiaries                   (2,896,666)
                                                                             --------------
           Consolidated net operating loss                                  $    (5,332,782)
                                                                             ==============

15.      Concentration risk
         Nacio grants credit to its customers, generally businesses located throughout the United States. Nacio determines the credit worthiness of its customers after reviewing each potential borrower's credit application and generally does not require collateral. Trade receivables are generally due within 30 days; approximately $107,500 of trade receivables as of June 30, 2005 is past 30 days. The ability of Nacio to collect its accounts receivable is affected by the economic fluctuations of the industries of the Company's customers, and interest-rate changes. Due to the large number and diversity of Nacio's customer base, concentration of credit risk with respect to trade receivables are limited.

         Nacio's enterprise server facilities are located in Novato, California and electricity to power the facilities is obtained from a single-source supplier, Pacific Gas & Electric. Nacio has available back-up power generators sufficient to continue to power their enterprise server facilities in the event of short-term power losses. However, if the supply of power to Nacio by Pacific Gas & Electric were delayed or curtailed, the ability of Nacio to provide services to its customers could be adversely affected.

16.      Recently issued pronouncements
         In July 2004, the Emerging Issues Task Force issued a draft abstract for EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of its convertible notes payable in the diluted earnings per share computation for all periods during which the convertible notes payable are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

         In November 2004, the Financial Accounting Standards Board Statement issued SFAS 151, "Inventory Costs". SFAS 151 provides guidance on allocating certain costs to inventory and clarified that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges. In addition, SFAS 151 requires allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. The effective date of this standard is for fiscal years beginning after June 15, 2005, and implementation is prospectively. Management does not expect the implementation of this new standard to have a material impact on its consolidated financial position, results of operations and cash flows.

         In December 2004, the FASB issued a revision to SFAS 123R, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company previously adopted the fair-value-based method of valuing share-based payments and management does not expect any further impact of this new standard to have a material effect on its' consolidated financial position, results of operations and cash flows.

         In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29", by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for fiscal years beginning after June 15, 2005, and implementation is prospectively. Management does not expect the implementation of this new standard to have a material impact on its consolidated financial position, results of operations and cash flows.