Form 10QSB
period 2005-09-30
NOVA COMMUNICATIONS LTD
filed 2005-11-18
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005


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

                          Yes     X                  No
                              --------                  --------

As of November 16, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 10,975,193 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheets as of September 30, 2005
               and June 30, 2004.............................................  3

         Consolidated Unaudited Statements of Operations for the Quarters
               September 30, 2004 and 2005...................................  4

         Consolidated Unaudited Statement of Cash Flows for the
               Quarters ended September 30, 2005 and 2004....................  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ..............................................  8


ITEM 3.  CONTROLS AND PROCEDURES............................................. 10


                           PART II - OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS................ 10

ITEM 6.  EXHIBITS............................................................ 10


SIGNATURES...................................................................

                            NOVA COMMUNICATIONS LTD.

         Consolidated Unaudited Balance Sheets as of September 30, 2005
                                and June 30, 2004



                                                                               September 30,          June 30,
                                                                                   2005                 2005
                                                                            ------------------   ------------------
                                               Assets
Current assets:
   Cash                                                                      $         13,502     $         46,296
   Accounts receivable, less allowance for uncollectible accounts                     138,196              401,415
   Receivable from related party                                                      148,256               67,603
   Prepaid expenses                                                                   319,089              326,344
   Other current assets                                                                23,004               82,509
                                                                            ------------------   ------------------
     Total current assets                                                             642,047              924,167
Equipment, net                                                                     10,134,832           10,107,551
Other assets:
   Note receivable                                                                    139,195              147,036
   Deposits & other                                                                   324,596              325,075
   Other assets                                                                         3,000                3,000
                                                                            ------------------   ------------------
     Total other assets                                                               466,791              475,111
                                                                            ------------------   ------------------

                                                                             $     11,243,670     $     11,506,829
                                                                            ==================   ==================
                                Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $      1,542,831     $      1,185,731
   Accrued liabilities                                                              1,159,877              915,693
   Unearned revenue                                                                   463,169              521,027
   Long-term debt due within one year                                               1,858,247            1,858,257
   Other current liabilities                                                          374,863              265,000
                                                                            ------------------   ------------------
     Total current liabilities                                                      5,398,987            4,745,708
Long-term debt to related parties                                                     241,152              241,152
Long-term debt                                                                      2,366,983            2,369,694
Stockholders' equity:
   Preferred stock; $.001 par value; authorized 200,000 shares;
    outstanding 200,000 shares                                                            200                  200
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 8,162,032 shares (6,001,332
    shares at June 30, 2005)                                                            8,162                6,001
   Common stock to be issued                                                        8,703,927            8,703,927
   Convertible promissory note and accrued interest                                   101,140              101,140
   Additional paid in capital                                                      23,002,916           22,998,916
   Retained deficit                                                               (28,579,797)         (27,659,909)
                                                                            ------------------   ------------------
     Total stockholders' equity                                                     3,236,548            4,150,275
                                                                            ------------------   ------------------

                                                                             $     11,243,670     $     11,506,829
                                                                            ==================   ==================

                            See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

            Consolidated Unaudited Statements of Operations for the Quarters ended September 30, 2005 and September 30, 2004.


                                                                                        Three months ended
                                                                                           September 30
                                                                                       2005              2004
                                                                                 ----------------   ---------------
Revenues                                                                          $    1,119,416     $           -

Cost of goods sold                                                                       276,039                 -
                                                                                 ----------------   ---------------

Gross profit                                                                             843,377                 -

General and administrative expenses                                                    1,739,934           305,878
Research and development expenses                                                            647                 -
                                                                                 ----------------   ---------------

Net loss from operations                                                                (897,204)         (305,878)

Interest expense, net                                                                    (22,684)           (9,773)
                                                                                 ----------------   ---------------

Net loss from operations before provision for income taxes                              (919,888)         (315,651)

Provision for income taxes - State of California                                               -                 -
                                                                                 ----------------   ---------------

Net loss                                                                          $     (919,888)    $    (315,651)
                                                                                 ================   ===============



Net loss per common share                                                         $        (.152)    $       (.084)
                                                                                 ================   ===============

                            NOVA COMMUNICATIONS LTD.

            Consolidated Unaudited Statements of Cash Flows for the
                   Quarters ended September 30, 2005 and 2004



                                                                                      Three months ended
                                                                                          September 30
                                                                                   2005                2004
                                                                            -----------------   -------------------
Cash flows from operating activities:
   Net loss                                                                  $      (919,888)    $        (315,651)
   Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation & amortization                                                     303,197                     -
     Shares issued in exchange for compensation & services                           606,839               317,500
     Changes in assets and liabilities:
       Receivables                                                                   263,219                     -
       Other assets                                                                  (13,893)                    -
       Accounts payable                                                              357,100                   969
       Other liabilities                                                            (296,179)              (12,674)
                                                                            -----------------   -------------------
                                                                                     300,395                (9,675)
Cash flows from investing activities -
   Capital expenditures                                                             (330,478)                    -

Cash flows from financing activities -
   Principal payment on long-term debt                                                (2,711)
   Advances received from related party                                                    -                 7,420
                                                                            -----------------   -------------------
                                                                                      (2,711)                7,420
                                                                            -----------------   -------------------

Net change in cash                                                                   (32,794)               (2,255)

Cash at beginning of period                                                           46,296                     -
                                                                            -----------------   -------------------

Cash at end of period                                                        $        13,502     $               -
                                                                            =================   ===================

Supplemental schedule of noncash financing activities -
    Common stock issued in exchange for accrued notes payable
    & accrued interest                                                       $             -     $         101,687
                                                                            =================   ===================

                            NOVA COMMUNICATIONS LTD.

              Consolidated Notes to Condensed Financial Statements
                               September 30, 2005

1.       Summary of significant accounting policies
         ------------------------------------------

         BUSINESS COMBINATIONS AND BASIS OF CONSOLIDATION: The consolidated condensed financial statements include the accounts of Nova, AquaXtremes, Inc., Xtreme Engines, Inc., NACIO Systems, Inc., and Interactive Holding Group, Inc. since their acquisitions and Kadfield, Inc. until its divestiture. All intercompany accounts and transactions have been eliminated.

         On August 30, 2004, the Company acquired 51% of Realized Development, Inc. Realized Development, Inc. changed its name to AquaXtremes, Inc. ("Aqua") in December 2004. On May 9, 2005, the Company acquired the remaining 49% of Aqua.

         In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock.

         Effective April 1, 2005, the Company acquired 100% of NACIO Systems, Inc. ("NACIO"). NACIO owns 100% of Interactive Holding Group, Inc. ("IHG").

         The Company disposed of its' common stock of Kadfield effective December 31, 2004.

         INTERIM REPORTING: The Company's year-end for accounting purposes is June 30. In the opinion of Management, the accompanying consolidated condensed financial statements as of September 30, 2005 and 2004 and for the three months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

         NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 6,048,177 for the three months ended September 30, 2005 (3,751,503 for the three months ended September 30,
         2004). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be dilutive.

2.       Operations
         ----------

         The Company's operating strategies focus on the development of recreational water sports products and operating and managing its high speed Internet access and enterprise server facilities.

         The Company has begun selling distributorships for its recreational water sports products and expects to begin manufacturing and selling those products in 2006.

                            NOVA COMMUNICATIONS LTD.

              Consolidated Notes to Condensed Financial Statements
                               September 30, 2005

2.       Operations (continued)
         ----------------------

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

3.       Common stock
         ------------

         During the three months ended September 30, 2005, the Board of Directors authorized the issuance of 2,160,700 shares of common stock of the Company in exchange for accrued legal fees, management & consulting services. Management of the Company valued the shares issued at $.28 per share, the closing bid price of the Company's common stock on the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

Management has also devoted substantial efforts in the operations of NACIO by pursuing aggressive cost cutting programs and eliminated unprofitable products.

Revenues for NACIO consist of dedicated Internet access fees; hosting, co-location and ESF fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connection and connectivity services. Monthly service revenue related to Internet access, hosting, co-location and ESF.

Revenues for IHG consist of computer software compliance monitoring services and products.

Revenues for Aqua to date consist of the sale of dealerships.

Nova Communications LTD presently has executive offices at 55 Leveroni Court, Novato CA. NACIO's enterprise server facilities are also located at that address. Currently, the only significant business risk of NACIO's operations is that the electricity to power the ESF is obtained from a single-source supplier, Pacific Gas & Electric. NACIO has available back-up power generators sufficient to continue to power their enterprise server facilities in the event of short-term power losses. However, if the supply of power to NACIO by Pacific Gas & Electric were delayed or curtailed, the ability of NACIO to provide services to its customers could be adversely affected.

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2005 compared to the three months ended
------------------------------------------------------------------------
September 30, 2004:
-------------------

                                   Three months ended June 30:
                    ----------------------------------------------------------
                        2005           2004          Increase           %
                    ------------   ------------   -------------   ------------
     Sales          $  1,119,416   $          -   $   1,119,416        -%
                    ============   ============   =============   ============

The increase in sales was attributable to the two factors: (1) the purchase of NACIO effective April 1, 2005, and (2) Aqua began selling dealerships.

                                  Three months ended June 30:
                    ---------------------------------------------------------
                       2005           2004          Increase           %
                    ------------   ------------   ------------   ------------
     Cost of sales  $    276,039   $          -   $    276,039        -%
                    ============   ============   ============   ============

The increase in the cost of sales was attributable to the purchase of NACIO effective April 1, 2005. Cost of sales related entirely to NACIO's products.

                                                         Three months ended June 30:
                                           ----------------------------------------------------------
                                              2005           2004          Increase           %
                                           ------------   ------------   ------------   -------------
     General and administrative expenses   $  1,739,934   $    305,878   $  1,434,056       469%
                                           ============   ============   ============   =============

The increase in selling, general & administrative expenses was attributable to two factors: the purchase of NACIO effecting April 1, 2005, and (2) the issuance of common stock for services increased $289,339.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 compared to June 30, 2005:

                                                        September 30,     June 30,
                                                            2005           2005         (decrease)         %
                                                       --------------  -------------  -------------  -------------
     Accounts receivable, net                            $    138,196   $    401,415   $  (263,219)     (65.6)
                                                       ==============  =============  =============  =============

The decrease in accounts receivable was attributed to NACIO placing a priority in collecting accounts receivable more timely.

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

                           PART II - OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On or about August 18, 2005, the Company issued 400,000 shares of its common stock to Barry Davis in consideration of the payment of $4,400.00.

On or about September 1, 2005, the Company issued 20,000 shares of its common stock to Philip Rodriquez upon the exercise by Mr. Rodriquez of the conversion rights under the Company's Convertible Promissory Note dated November 14, 2003 in the principal amount of $5,000. In addition to the principal of $5,000, Mr. Rodriquez converted accrued interest in the amount of approximately $608.00


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)              Exhibits.
                 --------

Exhibit
Number           Description of Document

 3.1             Articles of Incorporation as Amended *

 3.2             By laws *

31.1             Rule 13a-14(a)/15d-14(a) Certification

31.2             Rule 13a-14(a)/15d-14(a) Certification

32.1             Section 1350 Certification

32.2             Section 1350 Certification

* Filed by reference to a prior filing of the Registrant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2005          NOVA COMMUNICATIONS, INC.

                                 By: /s/ LESLIE J. HANDLER
                                 --------------------------
                                 Leslie J. Handler, President