Form 10QSB
period 2005-12-31
ENCOMPASS HOLDINGS, INC.
filed 2006-02-14
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005


   [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.


                        Commission File Number: 000-31451
                                                ---------

                            ENCOMPASS HOLDINGS, INC.
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


                            NOVA COMMUNICATIONS LTD.
--------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                  No
                              --------                  --------

As of February 13, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 11,945,907 shares.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheets as of December 31, 2005
               and June 30, 2005.............................................  3

         Consolidated Unaudited Statements of Operations for the Quarters
               December 31, 2004 and 2005....................................  4

         Consolidated Unaudited Statement of Cash Flows for the
               Quarters ended December 31, 2004 and 2005.....................  5

         Notes to Consolidated Financial Statements..........................  7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 11


ITEM 3.  CONTROLS AND PROCEDURES............................................. 13


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 13


SIGNATURES................................................................... 13

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                      Condensed Consolidated Balance Sheets

                                                                            December 31,           June 30,
                                                                                2005                 2005
                                                                         -----------------    -----------------
                                               Assets
Current assets:
   Cash                                                                   $       311,460      $        46,296
   Accounts receivable, less allowance for uncollectible accounts                 520,767              401,415
   Receivable from related party                                                   27,678               67,603
   Prepaid expenses                                                               202,778              326,344
   Other current assets                                                            24,036               82,509
                                                                         -----------------    -----------------
     Total current assets                                                       1,086,719              924,167

Equipment, net                                                                  9,765,458           10,107,551

Other assets:
   Note receivable                                                                      -              147,036
   Deposits & other                                                               416,283              325,075
   Other assets                                                                     3,000                3,000
                                                                         -----------------    -----------------
     Total other assets                                                           419,283              475,111
                                                                         -----------------    -----------------

                                                                          $    11,271,460      $    11,506,829
                                                                         =================    =================
                                Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                       $     1,343,769      $     1,185,731
   Accrued liabilities                                                            789,962              915,693
   Unearned revenue                                                               512,206              521,027
   Long-term debt due within one year                                           2,463,780            1,858,257
   Other current liabilities                                                      170,000              265,000
                                                                         -----------------    -----------------
     Total current liabilities                                                  5,279,717            4,745,708

Long-term debt to related parties                                                 103,971              241,152
Long-term debt                                                                  2,675,414            2,369,694

Net capital deficiency:
   Preferred stock; $.001 par value; authorized 200,000
    shares; outstanding 200,000 shares                                                200                  200
   Common stock; $.001 par value; authorized 500,000,000 shares;
    issued and outstanding 11,945,907 shares
    (6,001,332 shares at June 30, 2005)                                            11,946                6,001
   Common stock to be issued                                                    8,703,927            8,703,927
   Convertible promissory note and accrued interest                               105,140              101,140
   Additional paid in capital                                                  24,063,228           22,998,916
   Retained deficit                                                           (29,672,083)         (27,659,909)
                                                                         -----------------    -----------------
     Total stockholders' equity                                                 3,212,358            4,150,275
                                                                         -----------------    -----------------

                                                                          $    11,271,460      $    11,506,829
                                                                         =================    =================

                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                 Condensed Consolidated Statements of Operations

                                              Three months ended                      Six months ended
                                                  December 31                            December 31
                                      -----------------------------------   -----------------------------------
                                             2005             2004                 2005              2004
                                      ----------------  -----------------   -----------------  ----------------
Revenues                               $    1,196,958    $             -     $     2,316,374    $            -
Cost of goods sold                            266,145                  -             542,184                 -
                                      ----------------  -----------------   -----------------  ----------------
Gross profit                                  930,813                  -           1,774,190
Operating expenses:
   General & administrative                 1,533,610            713,327           3,273,544         1,019,205
   Research & development                     457,926          1,209,705             458,573         1,209,705
                                      ----------------  -----------------   -----------------  ----------------
                                            1,991,536          1,923,032           3,732,117         2,228,910
                                      ----------------  -----------------   -----------------  ----------------
Net loss from operations                   (1,060,723)        (1,923,032)         (1,957,927)       (2,228,910)
Other expenses:
   Interest expense, net                      (18,287)           (15,786)            (40,971)          (25,559)
   Loss on disposal of
    equipment                                  (1,277)                 -              (1,277)                -
                                      ----------------  -----------------   -----------------  ----------------
                                              (19,564)           (15,786)            (42,248)          (25,559)
                                      ----------------  -----------------   -----------------  ----------------
Net income from operations
  before provision for income
  taxes                                    (1,080,287)        (1,938,818)         (2,000,175)       (2,254,469)
Provision for income taxes                     12,000                800              12,000               800
                                      ----------------  -----------------   -----------------  ----------------

Net loss from continuing operations        (1,092,287)        (1,939,618)         (2,012,175)       (2,255,269)

Net gain on disposal of
  discontinued operations, net
  of provision for income taxes                     -            139,517                   -           139,517
                                      ----------------  -----------------   -----------------  ----------------

Net loss                               $   (1,092,287)   $    (1,800,101)    $    (2,012,175)   $   (2,115,752)
                                      ================  =================   =================  ================


Net loss per common share              $        (.111)   $         (.404)    $         (.236)   $        (.488)
                                      ================  =================   =================  ================

                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                 Condensed Consolidated Statements of Cash Flows


                                              Three months ended                      Six months ended
                                                  December 31                            December 31
                                      -----------------------------------   -----------------------------------
                                             2005             2004                 2005              2004
                                      ----------------  -----------------   -----------------  ----------------
Cash flows from operating activities:
   Net loss                            $   (1,092,287)   $    (1,800,101)    $    (2,012,175)   $   (2,115,752)
   Adjustment to reconcile net
    loss to net cash provided by
    (used in) operating
    activities:
     Provision for uncollectible
      accounts                                      -            723,506                   -           723,506
     Depreciation &
      amortization                            251,460                  -             554,657                 -
     Unearned revenue                          62,072                  -              (8,821)                -
     Shares issued in exchange
      for services                            469,988            998,599             806,757         1,310,207
     Loss on disposal of
      equipment                                 1,271                  -               1,271                 -
     Changes in assets and
      liabilities:
       Receivables                           (162,675)                 -            (119,352)                -
       Other assets                            47,528            (23,000)             90,831           (23,000)
       Accounts payable                      (212,061)            40,273             158,038            41,242
       Accrued liabilities                     65,165            612,797               8,270           613,616
                                      ----------------  -----------------   -----------------  ----------------
                                             (569,539)           552,074            (520,524)          549,819

Cash flow from discontinued
 operations                                         -           (508,230)                  -          (508,230)

Cash flows from investing
 activities:
   Capital expenditures                             -                  -             (58,299)                -
   Advances received from
    (paid to) related parties                  30,715            (39,787)             39,925           (39,787)
                                      ----------------  -----------------   -----------------  ----------------
                                               30,715            (39,787)            (18,374)          (39,787)

Cash flows from financing
 activities:
   Proceeds from long-term
    debt                                    1,000,000                  -           1,000,000                 -
   Principal payments on long-
    term debt                                (101,953)                 -             (88,757)                -
   Principal payments on long-
    term debt to related parties              (61,265)                 -            (107,181)                -
                                      ----------------  -----------------   -----------------  ----------------
                                              836,782                  -             804,062                 -
                                      ----------------  -----------------   -----------------  ----------------

Net change in cash                     $      297,958      $       4,057       $     265,164     $       1,802
                                      ================  =================   =================  ================

                             Continued on next page.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

           Condensed Consolidated Statements of Cash Flows (continued)

                                              Three months ended                      Six months ended
                                                  December 31                            December 31
                                      -----------------------------------   -----------------------------------
                                             2005             2004                 2005              2004
                                      ----------------  -----------------   -----------------  ----------------
Cash at beginning of period            $       13,502    $             -     $        46,296    $        2,255

Net change in cash                            297,958              4,057             265,164             1,802
                                      ----------------  -----------------   -----------------  ----------------

Cash at end of period                  $      311,460    $         4,057     $       311,460    $        4,057
                                      ================  =================   =================  ================


Supplemental disclosure of
 non-cash investing and
 financing activities:

   Notes receivable exchanged
    for equipment                      $      137,500    $             -     $       137,500    $            -
                                      ================  =================   =================  ================

   Notes payable converted to
    common stock                       $      175,000    $        15,000     $       175,000    $      110,000
                                      ================  =================   =================  ================

   Payable to related party
    exchanged for preferred
    stock                              $            -    $       442,732     $             -    $      442,732
                                      ================  =================   =================  ================



















                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COMPANY: Effective January 27, 2006, Nova Communications Ltd. changed its name to Encompass Holdings, Inc. ("Encompass" or "the Company").

         BUSINESS COMBINATIONS AND BASIS OF CONSOLIDATION: The consolidated condensed financial statements include the accounts of Encompass, AquaXtremes, Inc., Xtreme Engines, Inc., Rotary Engine Technology, Inc., NACIO Systems, Inc., and Interactive Holding Group, Inc. since their acquisitions and Kadfield, Inc. until its divestiture. All intercompany accounts and transactions have been eliminated.

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

         In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock.

         Effective April 1, 2005, the Company acquired 100% of NACIO Systems, Inc. ("NACIO"). NACIO owns 100% of Interactive Holding Group, Inc. ("IHG").

         Effective   December  2,  2005,   Engines   acquired   100%  of  Malibu
         Construction, a dormant entity. Malibu Construction changed its name to Rotary Engine Technology, Inc ("Rotary").

         The Company disposed of its' common stock of Kadfield effective December 31, 2004.

         INTERIM REPORTING: The Company's year-end for accounting purposes is June 30. In the opinion of Management, the accompanying consolidated condensed financial statements as of December 31, 2005 and 2004 and for the three and six months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

         REVENUE RECOGNITION: Revenues for NACIO consist of dedicated Internet access fees; hosting, co-location and ESF fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connection and connectivity services.

         Monthly service revenue related to Internet access, hosting, co-location and ESF is recognized over the period services are provided. Service and equipment installation revenue is recognized at completion of installation and upon commencement of

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED): services. Payments received in advance of providing services are deferred until the period such services are provided, except in the case of non-refundable payments including last-month deposits, which are recognized when service is initiated. Equipment sales and installation revenue are recognized when installation is completed.

         Revenues for IHG consist of computer software compliance monitoring services and products. Service revenues related to software compliance monitoring are generally billed annually and recognized ratably over the period services are provided. Software product sales are recognized when software is provided.

         Revenues for Aqua consist of the sale of dealerships and are recognized when dealership agreements are signed.

         NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 9,806,557 for the three months ended
         December 31, 2005 and 8,536,231 for the six months ended December 31, 2005 (4,460,977 for the three months ended December 31, 2004 and 4,335,776 for the six months ended December 31, 2004). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be dilutive.

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

         Also, the Company entered into an agreement for up to $2,500,000 of additional financing for the development of its recreational water sports products. The Company

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005


2.       OPERATIONS (CONTINUED)

         received $1,000,000 in November 2005 and $700,000 in January 2006 under the agreement.

         The Company is dependent upon its ability to obtain additional capital and debt financing until it ultimately achieves profitability, if ever.

         The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.       CONVERTIBLE NOTES PAYABLE

         On November 29, 2005, the Company entered into a Security Purchase Agreement whereby the Company obtained financing for up to $2,500,000. The borrowings are secured by the Company's common stock and bear interest at 8%. The notes are convertible into shares of the Company's common stock at the option of the holder. Under the terms of the Security Purchase Agreement, the Company also agreed to issue warrants for the purchase of up to 3,500,000 shares of its common stock.

         The Company has reserved 59,055,556 shares of its common stock for issuance upon conversion of the notes and warrants.

         During November 2005, the Company borrowed $1,000,000 under the Security Purchase agreement and issued warrants for the purchase of 1,400,000 shares of its common stock. In January 2006, the Company borrowed an additional $700,000 under the Security Purchase agreement and issued warrants for the purchase of 979,380 shares of its common stock. The warrants are exercisable at $.50 per share in whole or in part and are subject to other exercise restrictions.

4.       COMMON STOCK

         In October 2005, the Board of Directors authorized the issuance of 163,100 shares of common stock of the Company in exchange for legal services. Management of the Company valued the shares issued at $.19 per share, the closing bid price of the Company's common stock on the date of issuance.

          In November 2005, the Board of Directors authorized the issuance of an aggregate of 2,000,000 shares of common stock of the Company in exchange for consulting services. Management of the Company valued the shares issued at the closing bid price of the Company's common stock on the date of issuance. The shares issued were valued at an average price of $.245 per share.

         Also in November 2005, the Board of Directors authorized the issuance of 500,000 shares of common stock of the Company in exchange for accrued management fees. Management of the Company valued the shares issued at $.26 per share, the closing bid price of the Company's common stock on the date of issuance.

         In December 2005, the Board of Directors authorized the issuance of 200,000 shares of common stock of the Company in exchange for legal services. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company's common stock on the date of issuance.

         Also in December 2005, holders of notes payable converted $175,000 of their notes and $60,713 of accrued interest into 1,270,714 shares of common stock of the Company.

         In July, 2005, the Board of Directors authorized the issuance of an aggregate of 2,160,700 shares of common stock of the Company in exchange for accrued legal fees, management & consulting services. Management of the Company valued the shares issued at $.28 per share, the closing bid price of the Company's common stock on the date of issuance.

5.       SUBSEQUENT EVENTS

         Management of Rotary is currently negotiating for the purchase of certain equipment to be used for the manufacture of rotary engines to be used in the Company's recreational water sports products. If the agreement is consummated, Rotary will issue 49% of its common stock for the equipment valued at approximately $3,060,000.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2004 AND THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004:

                                              Six months ended December 31                    Increase
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   Revenue                               $      2,316,374    $              -    $      2,316,374            -
                                        ==================  ==================  ==================  ==================


                                             Three months ended December 31                   Increase
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   Revenue                               $      1,196,958    $              -    $      1,196,958            -
                                        ==================  ==================  ==================  ==================

Revenue for the six and three months ended December 31, 2005 resulted relates entirely to the Company's acquisition of NACIO Systems, Inc. effective April 1, 2005.

                                              Six months ended December 31                    Increase
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   Cost of goods sold                    $        542,184    $              -    $        542,184            -
                                        ==================  ==================  ==================  ==================


                                             Three months ended December 31                   Increase
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   Cost of goods sold                    $        266,145    $              -    $        266,145            -
                                        ==================  ==================  ==================  ==================

Cost of goods sold for the six and three months ended December 31, 2005 resulted relates entirely to the Company's acquisition of NACIO Systems, Inc. effective April 1, 2005.

                                              Six months ended December 31                    Increase
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   General & administrative              $      3,273,544    $      1,019,205    $      2,254,339          221.2
                                        ==================  ==================  ==================  ==================

                                             Three months ended December 31                   Increase
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   General & administrative              $      1,533,610    $        713,327    $        820,283          115.0
                                        ==================  ==================  ==================  ==================

General &  administrative  expenses for the six and three months ended  December
31, 2005 resulted relates entirely to the Company's acquisition of NACIO Systems, Inc. effective April 1, 2005.

                                              Six months ended December 31                    Decrease
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   Research & development                $      458,573        $    1,209,705      $    (751,132)         (62.1)
                                        ==================  ==================  ==================  ==================


                                             Three months ended December 31                   Decrease
                                        --------------------------------------  --------------------------------------
                                               2005                2004               Amount                 %
                                        ------------------  ------------------  ------------------  ------------------
   Research & development                $      457,926        $    1,209,705      $    (751,779)         (62.1)
                                        ==================  ==================  ==================  ==================

Research & development expense related to the Company's recreational water sports equipment. That research & development is funded entirely from debt and equity financing. During the six months ended December 31, 2005 the Company was unable to continue its research & development efforts until additional debt & equity financing was obtained. On November 29, 2005, the Company entered into a Security Purchase Agreement where by it obtained financing for up to $2,500,000. Also on that date, they received $1,000,000 under the agreement to continue its research and development activities.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

AS OF DECEMBER 31, 2005 COMPARED TO JUNE 30, 2005:

                                                                                             Increase
                                            December 31,           June 30,       -----------------------------
                                               2005                  2005            Amount             %
                                        --------------------  ------------------  -------------  --------------
   Cash                                  $          311,460    $         46,296    $   265,164       572.8
                                        ====================  ==================  =============  ==============

The increase in cash results from the receipt of $1,000,000 on November 29, 2005 under the Security Purchase Agreement.

                                                                                             Increase
                                            December 31,           June 30,       -----------------------------
                                               2005                  2005            Amount             %
                                        --------------------  ------------------  -------------  --------------
   Long-term debt:
     Current portion                     $        2,463,780    $      1,858,257
     Long-term debt                               2,675,414           2,369,694
                                        --------------------  ------------------

                                         $        5,139,194    $      4,227,951    $ 1,091,243        25.8
                                        ====================  ==================  =============  ==============

The increase in long-term debt is a result of the receipt of $1,000,000 on November 29, 2005 under the Security Purchase Agreement.

ITEM 3.  CONTROLS AND PROCEDURES

As of February 14, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of February 14, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 14, 2006.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

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

Date: February 14, 2006                         ENCOMPASS HOLDINGS, INC.

                                                By: /s/ ARTHUR N. ROBINS
                                                ----------------------------
                                                Arthur N. Robins
                                                Chief Executive Officer