Form 10KSB/A
period 2003-12-31
ENCOMPASS HOLDINGS, INC.
filed 2006-03-06
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 2



  (Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from to .



         Commission file number: 333-82608
                                 ---------


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

ITEM 8A  CONTROLS AND PROCEDURES..............................................12

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

                            NOVA COMMUNICATIONS LTD.

                Years ended December 31, 2003 (restated) and 2002
                                    Contents


                                                                       Page
                                                                  --------------
Report of Independent Auditor's...................................   F-2 - F-3

Consolidated Financial Statements:
   Balance sheets.................................................   F-4 - F-5
   Statements of operations.......................................      F-6
   Statements of comprehensive loss...............................      F-7
   Statements of changes in stockholders' equity (deficit)........      F-8
   Statements of cash flows.......................................      F-9
   Notes to consolidated financial statements.....................  F-10 - F-17

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

As described in Note 5 to the consolidated financial statements, the Company incorrectly reported $490,000 of convertible notes payable as a payable to related party and incorrectly reported the fixed percentage conversion feature of its notes payable of $147,000 as of December 31, 2003.






April 10, 2004, except with respect to Note 6
  as to which the date is August 19, 2005
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2003                2002
                                                                         ----------------     ----------------
                                                                            (restated)
                                              ASSETS
Current assets:
   Cash                                                                  $        51,451      $            78
   Receivables                                                                         -                  702
   Note receivable, due within one year                                            9,557                6,402
   Available-for-sale investments                                                      -               32,625
   Current assets of discontinued operations, net                                 51,435              209,475
                                                                         ----------------     ----------------
       Total current assets                                                      112,443              249,282



Equipment, net                                                                     1,278               15,155

Equipment of discontinued operations, net                                        140,221              179,246



Other assets:
   Note receivable                                                                15,317               24,874
   Advances receivable                                                           513,506                    -
   Deposits                                                                            -                1,478
   Other assets of discontinued operations, net                                   62,811               81,147
                                                                         ----------------     ----------------
       Total other assets                                                        591,634              107,499



                                                                         ----------------     ----------------
                                                                         $       845,576      $       551,182
                                                                         ================     ================














                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2003                2002
                                                                         ----------------     ----------------
                                                                            (restated)
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ---------------------------------------------

Current liabilities:
   Accounts payable                                                      $       159,637      $       237,914
   Payable to related parties                                                     11,593               27,121
   Accrued payroll and payroll related liabilities                               392,445              218,059
   Income taxes payable                                                            2,400                1,600
   Other accrued liabilities                                                      45,902               26,122
   Other accrued liabilities to related parties                                        -              297,197
   Convertible notes payable, net of unamortized discount
    due to beneficial conversion feature                                         343,000                    -
   Current liabilities of discontinued operations                                393,984              383,683
                                                                         ----------------     ----------------
        Total current liabilities                                              1,348,961            1,191,696

Payable to related party                                                         264,232                    -

Long-term obligations                                                                  -              736,427

Long-term obligations of discontinued operations                                       -              126,791

Notes payable to related parties                                                       -              625,000


Net Capital Deficiency:
   Preferred stock; no par value; authorized 10,000,000
    shares                                                                             -                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 255,081,368 shares
    in 2003 (46,958,181 shares in 2002)                                          255,081               46,958
   Common stock to be issued                                                      15,000                    -
   Additional paid-in capital                                                 19,060,171           13,797,842
   Retained deficit                                                          (20,097,869)         (15,508,400)
   Unrealized holding loss from available-for-sale
    investments                                                                         -            (465,132)
                                                                         ----------------     ----------------
         Net capital deficiency                                                 (767,617)          (2,128,732)
                                                                         ----------------     ----------------

                                                                         $       845,576      $       551,182
                                                                         ================     ================



                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                                                   Years ended December 31
                                                                                   2003              2002
                                                                             ----------------   ----------------
Revenues                                                                     $         9,768    $             -

General and administrative                                                         3,978,098            861,286
                                                                             ----------------   ----------------

Loss from operations                                                              (3,968,330)          (861,286)

Other expenses:
   Loss on available-for-sale investments                                           (497,757)                 -
   Interest and loan fees, net                                                       (24,814)           (64,716)
                                                                             ----------------   ----------------
     Total other expenses                                                           (522,571)           (64,716)
                                                                             ----------------   ----------------

Loss before benefit for income taxes                                              (4,490,901)          (926,002)

Provision for income taxes                                                               800                800
                                                                             ----------------   ----------------

Net loss from continuing operations                                               (4,491,701)          (926,802)

Discontinued operations:
   Net loss, net of benefit for income taxes                                         (97,768)          (771,791)
   Net gain on disposal                                                                    -          5,522,708
                                                                             ----------------   ----------------
     Net income from discontinued operations                                         (97,768)         4,750,917
                                                                             ----------------   ----------------


Net income (loss)                                                            $    (4,589,469)   $     3,824,115
                                                                             ================   ================


Net income (loss) per common share:
   Continuing operations                                                     $         (.020)   $         (.022)
                                                                             ================   ================

   Discontinued operations                                                   $             -    $          .112
                                                                             ================   ================








                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss

                                                                   Years ended December 31
                                                                   2003              2002
                                                            -----------------   -----------------
Net income (loss)                                            $    (4,589,469)    $     3,824,115

Realized loss on available-for-sale investments                      465,132                   -
                                                            -----------------   -----------------

Comprehensive income (loss)                                  $    (4,124,337)    $     3,824,115
                                                            =================   =================

Comprehensive income (loss) per common share                 $         (.018)    $          .090
                                                            =================   =================





































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
              January 1, 2002 through December 31, 2003 (restated)

                                                                                                           Unrealized
                                                                                                            holding
                                                                                                           loss from      Total
                                                   Common stock         Common    Additional                available- stockholders'
                                   Preferred  ----------------------  stock to     paid-in     Retained     for-sale      equity
                                     stock      Shares     Amount     be issued    capital      deficit    investments   (deficit)
                                  ----------- ----------- ---------- ----------- ----------- ------------- ----------- -------------
Balance at January 1, 2002         $       -   31,428,458   $ 31,429  $  20,000  $13,075,523 $(19,332,515)  $(465,132)  $(6,670,695)

Shares issued                              -           -         -      (20,000)      20,000           -           -             -

Common stock issued in exchange
  for interest and loan fees               -      400,000       400          -        69,600           -           -         70,000

Common stock issued in exchange
  for long-term debt                       -      143,313       143          -        24,857           -           -         25,000

Common stock issued in exchange
  for services                             -   14,986,410    14,986          -       607,862           -           -        622,848

Comprehensive income                       -           -         -           -            -     3,824,115          -      3,824,115
                                  ----------- ----------- ---------- ----------- ----------- ------------- ----------- -------------

Balance at December 31, 2002               -   46,958,181    46,958          -    13,797,842  (15,508,400)   (465,132)   (2,128,732)

Common stock to be issued in
  exchange for long-term debt and
  interest                                 -           -         -       15,000      738,927           -           -        753,927

Common stock issued in exchange
  for notes payable and accrued
  liabilities to related parties           -   10,000,000    10,000          -       912,197           -           -        922,197

Common stock issued in exchange
  for services                    198,123,187     198,123        -    3,464,205           -            -    3,662,328

Beneficial conversion feature of
  convertible notes payable                -           -         -           -       147,000           -           -        147,000

Comprehensive income                       -           -         -           -            -    (4,589,469)    465,132    (4,124,337)
                                  ----------- ----------- ---------- ----------- ----------- ------------- ----------- -------------
Balance at December 31, 2003       $       -  255,081,368  $255,081   $  15,000  $19,060,171 $(20,097,869)  $      -    $  (767,617)
                                  =========== =========== ========== =========== =========== ============= =========== =============







                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                                  2003               2002
                                                                             ---------------   ---------------
Cash flows from operating activities:
   Net loss from continuing operations                                       $   (4,491,701)   $     (926,802)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
     Depreciation and amortization                                                   13,877             5,049
     Common stock issued for services and interest and
      loan fees                                                                   3,679,828           803,700
     Realized loss on available-for-sale investments                                497,757                 -
     Changes in assets and liabilities:
       Receivables                                                                      702             1,132
       Deposits                                                                       1,478                 -
       Accounts payable                                                             (92,795)          154,990
       Accrued liabilities                                                          187,283           372,312
                                                                             ---------------   ---------------

                                                                                   (203,571)          410,381

Cash flows from discontinued operations                                             126,349           226,315

Cash flows from investing activities:
   Principal repayments on notes receivable                                           6,402             8,170
   Advances paid                                                                   (513,506)                -
   Net investing activities of discontinued operations                                1,585           368,035
                                                                             ---------------   ---------------

                                                                                   (505,519)          376,205

Cash flows from financing activities:
   Advances from related parties                                                    760,905                 -
   Principal payments on capitalized lease obligations                                    -            (5,274)
   Net financing activities of discontinued operations                             (126,791)       (1,007,727)
                                                                             ---------------   ---------------
                                                                                    634,114        (1,013,001)
                                                                             ---------------   ---------------
   Net increase (decrease) in cash                                                   51,373              (100)

   Cash at beginning of year                                                             78               178
                                                                             ---------------   ---------------

   Cash at end of year                                                       $        51,451   $           78
                                                                             ===============   ===============

 Supplemental disclosure of cash flow information -
  cash paid for interest                                                     $         7,314     $      1,999
                                                                             ===============   ===============
Non-cash financing activities -
 common stock issued in exchange for long-term debt                          $     1,658,624     $     25,000
                                                                             ===============   ===============

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

4.       Convertible notes payable
         -------------------------

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

         The Company accounted for the fixed percentage conversion feature of the notes payable under EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Under EITF 98-5, the beneficial conversion feature is calculated at the difference between the conversion price and the fair value of the common stock into which the debt is convertible at the commitment date. The portion of the proceeds from the note that represents the beneficial conversion feature is allocated to additional paid-in-capital. This debt discount is amortized to interest expense using the interest method over the life of the conversion feature. During the year ended December 31, 2003, the Company received proceeds of $490,000 under convertible note agreements and computed a beneficial conversion amount of $147,000.

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

5.       Prior period adjustment
         -----------------------

         In 2003 the Company incorrectly reported $490,000 of convertible notes payable as a payable to related party and incorrectly reported the fixed percentage conversion feature of its notes payable of $147,000. The adjustment resulted in an increase in previously reported current liabilities by $343,000; a decrease of previously reported total liabilities, an increase of previously reported additional paid-in-capital, and a decrease of previously reported net capital deficiency of $147,000 as of December 31, 2003. The adjustment did not have any effect on previously reported net loss, net loss per share, or the statement of cash flows.

6.       Payable to related party
         ------------------------

         The payable to related party is due to a company related to the president of the Company. The advances are unsecured, non-interest bearing, and due on demand however, this company has agreed not to demand repayment before April 2005.

7.       Common stock
         ------------

         In December 2003, the Board of Directors authorized to issue of 15,000,000 shares of common stock of the Company to PFK Development Group in exchange for a note payable o $736,427 and accrued interest of $17,500. Management of the Company valued the shares issued at $.05 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         In March 2003, the Board of Directors authorized the issuance of 10,000,000 shares of common stock of the Company in exchange for notes payable of $625,000 and accrued liabilities of $297,197 to a related party. Management of the Company valued the shares issued at $.09 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

7.       Common stock (continued)
         ------------------------

         In March 2002, the Board of Directors authorized the issuance of 143,313 shares of common stock of the Company in exchange for long-term obligations. Management of the Company valued the shares issued at $.18 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

         In June 2002, the Board of Directors authorized the issuance of 400,000 shares of common stock of the Company to PFK Development Group as loan fees to extend the due date of a note payable to them from December 2003 to December 2004. Management of the Company valued the shares issued at $.18 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares granted after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded loan fees expense of $70,000 as a result of the issuance.

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

8.       Stock based compensation
         ------------------------

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

         The Company's net loss from continuing operations would have changed had compensation cost for stock based compensation been determined based on the fair

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

8.       Stock based compensation (continued)
         ------------------------------------

         market value at the grant date, consistent with SFAS 148, to the following pro-forma amounts for the years ended December 31:

                                                                                   2003               2002
                                                                             --------------  --------------
           Net loss from continuing operations as reported                    $ (4,491,701)   $   (926,802)
           Pro-forma effect                                                        (81,700)              -
                                                                             --------------  --------------

           Pro-forma net loss                                                 $ (4,573,401)   $   (926,802)
                                                                             ==============  ==============

           Net loss per share from continuing operations as reported          $      (.020)   $      (.022)
           Pro-forma effect                                                              -               -
                                                                             --------------  --------------

           Pro-forma net loss per share from continuing operations            $      (.020)   $      (.022)
                                                                             ==============  ==============

9.       Discontinued operations
         -----------------------

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

10.      Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:

                                                                                   2003              2002
                                                                             ---------------  ---------------
           Deferred tax assets:
              Net operating loss carryovers                                   $   5,560,000    $   3,828,800
              Unrealized losses on investments                                           -           158,100
              Allowance for uncollectible accounts                                       -            12,900
                                                                             ---------------  ---------------

                                                                              $   5,560,000    $   3,999,800
                                                                             ===============  ===============

                                                                                  2003               2002
                                                                             ---------------  ---------------
           Deferred tax assets                                                $   5,560,000    $   3,999,800
           Valuation allowance for deferred tax assets                           (5,560,000)      (3,999,800)
                                                                             ---------------  ---------------

                Net deferred income taxes                                     $          -     $          -
                                                                             ===============  ===============

                            NOVA COMMUNICATIONS LTD.

                   Notes to Consolidated Financial Statements
                                December 31, 2003

10.      Income taxes (continued)
         ------------------------

         The components of the provision for income taxes are as follows for the years ended December 31:

                                                          2003          2002
                                                      ------------  ------------
           State of California -
              Currently payable                        $      800    $      800
                                                      ============  ============

         The provision for income taxes is included in the accompanying income statements under the following captions for the years ended December 31:

                                                          2003          2002
                                                      ------------  ------------
            Continuing operations                      $      800    $      800
           Discontinued operations                             -             -
                                                      ------------  ------------

                                                       $      800    $      800
                                                      ============  ============

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:

                                                              2003            2002
                                                          -------------  -------------
           Tax at statutory rates                          $ 1,560,419    $ 1,300,471
           Differences resulting from:
              State tax, net of Federal tax benefit                528            528
              Non-deductible and other items                        53         71,801
              Change in deferred tax valuation allowance    (1,560,200)    (1,372,000)
                                                          -------------  -------------

                Provision for income taxes                 $       800    $       800
                                                          =============  =============

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 3rd day of March, 2006.


                                 ENCOMPASS HOLDINGS, INC.


                                 /s/ ARTHUR N. ROBINS
                                 Arthur N. Robins
                                 Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                             Date

/s/ LESLIE I. HANDLER    President                                March 3, 2006
   -------------------
   Leslie I. Handler

/s/ Arthur N. Robins     Chief Executive Officer                  March 3, 2006
   -------------------
   Arthur N. Robins

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

3(v)        *      Certificate of Amendment of First Colonial Ventures Ltd.
                   dated February 3, 1992.

3(vi)       *      Bylaws

                   MATERIAL CONTRACTS

10.1        *      Letter of Intent dated May 2. 2003 with PowerSki
                   International Corporation.

10.2        *      Memorandum of Understanding dated October 8, 2003 with
                   PowerSki International Corporation.

10.3        *      Memorandum of Understanding II dated February 2, 2004 with
                   PowerSki International Corporation.

                   SUBSIDIARIES

21          *      Kadfield, Inc., doing business as BuyMicro.

                   CERTIFICATIONS


31.1               Rule 15d-14(a) certification of Leslie I. Handler.

31.1               Rule 15d-14(a) certification of Arthur N. Robins.

32.1               Section 1350 certification of Leslie I. Handler.

32.2               Section 1350 certification of Arthur N. Robins.


* Incorporated herein by reference from filings previously made by the Company