Form 10KSB/A
period 2004-12-31
ENCOMPASS HOLDINGS, INC.
filed 2006-03-06
CIK 769882

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



         Commission file number:333-82608
                                ---------


                            ENCOMPASS HOLDINGS, INC.
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


         The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of March 25, 2005 was $5,928,570 based on the average bid and ask prices on March 25, 2005


         As of December 31, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value was 4,981,332 shares.


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

ITEM 1.  DESCRIPTION OF BUSINESS............................................. 4

ITEM 2.  DESCRIPTION OF PROPERTY............................................. 5

ITEM 3.  LEGAL PROCEEDINGS................................................... 5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 5

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES............ 5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND
         RESULTS OF OPERATIONS..............................................  7

ITEM 7.  FINANCIAL STATEMENTS...............................................  9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES...............................  9

ITEM 8A  CONTROLS AND PROCEDURES............................................  9

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 10

ITEM 10. EXECUTIVE COMPENSATION............................................. 11

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.................................... 11

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 11

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 12

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................. 12

SIGNATURES.................................................................. 12

INDEX TO EXHIBITS........................................................... 14

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

RESULTS OF OPERATIONS
---------------------

Year ended December 31, 2004 compared to the Year ended December 31, 2003:
--------------------------------------------------------------------------

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

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

As of December 31, 2004 compared to December 31, 2003:
------------------------------------------------------

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

The Company frequently has not been able to make timely payments to its trade and other creditors. As of December 31, 2004, the Company had past-due payables in the amount of approximately $149,600. Deferred payment terms had been negotiated with most of these vendors. The Company is also non-compliant with respect to certain federal and state payroll related taxes in the amount of approximately $214,600. As a result, the Company has not been able to continue its research and development activities as planned. The Company is currently seeking sources of working capital financing sufficient to fund delinquent balances and ongoing research and development activities.

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

         Arthur N. Robins has been retired since 2000. He came of out of retirement to become Chief Executive Officer. Prior to his retirement, Mr. Robins was Owner and Chief Executive Officer of several companies simultaneously, which were in manufacturing of recylced plastics. Mr. Robins became CEO in January 2005.

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------


NAME AND                        ANNUAL
PRINCIPAL POSITION   YEAR    COMPENSATION     LONG TERM COMPENSATION
------------------   ----    ------------     ----------------------

Kenneth D. Owen      2004      $     0        320,000 shares of common stock
Former President/CEO

(a) The number of shares listed reflect a 1-for-100 reverse stock split, effective October 8, 2004


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


                                                        ENCOMPASS HOLDINGS, INC.

                                                        By:/s/ ARTHUR N. ROBINS
                                                           ---------------------
                                                           Chief Executive
                                                           Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date

/s/ Leslie I. Handler           President                       March 3, 2006
    Leslie I. Handler

/s/ Arthur N. Robins            Chief Executive Officer
    Arthur N. Robins                                            March 3, 2006

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

3(ii)   *    Articles of Incorporation of Nova Communications Ltd. dated
                July 21, 1999.

3(iii)  *    Certificate of Amendment of First Colonial Ventures Ltd. dated
                August 12, 1985.

3(iv)   *    Certificate of Amendment of First Colonial Ventures Ltd. dated
                September 3, 1985.

3(v)    *    Certificate of Amendment of First Colonial Ventures Ltd. dated
                February 3, 1992.

3(vi)   *    Bylaws

             MATERIAL CONTRACTS



             SUBSIDIARIES


21      *    Aqua Xtremes, Inc.


             CERTIFICATIONS


31.1         Rule 15d-14(a) certification of Leslie I. Handler.

31.2         Rule 15d-14(a) certification of Arthur N. Robins.

32.1         Section 1350 certification of Leslie I. Handler.

32.2         Section 1350 certification of Arthur N. Robins.


*  Incorporated herein by reference from filings previously made by the Company

                            NOVA COMMUNICATIONS LTD.

                                Table of Contents
          Years ended December 31, 2004 (restated) and 2003 (restated)



                                                                       Page
                                                                   -------------
Report of Independent Registered Public Accounting Firm..........     F-2 - F-3

Consolidated Financial Statements:
   Balance sheets................................................     F-4 - F-5
   Statements of operations......................................           F-6
   Statements of comprehensive loss..............................           F-7
   Statements of net capital deficiency..........................     F-8 - F-9
   Statements of cash flows......................................          F-10
   Notes to consolidated financial statements....................   F-11 - F-20

             REPORT OF INDEPENDENT REGISTETED PUBLIC ACCOUNTING FIRM


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

As described in Note 5 to the consolidated financial statements, the Company incorrectly reported the fixed percentage conversion feature of its notes payable of $37,500 as of

December 31, 2004 and $147,000 as of December 31, 2003 and the amortization of the beneficial conversion feature of $184,500 for the year ended December 31, 2004.






March 21, 2005, except with respect to Note 6
   as to which the date is August 19, 2005
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                                 Balance Sheets

                                                                           December 31
                                                             -------------------------------------
                                                                   2004                  2003
                                                             ----------------     ----------------
                                                                (restated)            (restated)
                                        ASSETS

Current assets:
   Cash                                                      $         4,057      $        51,451
   Receivable from related party                                      57,480                    -
   Note receivable, due within one year                                    -                9,557
   Prepaid expenses                                                    5,000                    -
   Current assets of discontinued operations, net                          -               51,435
                                                             ----------------     ----------------
       Total current assets                                           66,537              112,443





Equipment, less accumulated depreciation of $21,710                  101,896                1,278

Equipment of discontinued operations, net                                  -              140,221







Other assets:
   Advances receivable                                                18,000              513,506
   Note receivable                                                         -               15,317
   Other assets of discontinued operations, net                            -               62,811
                                                             ----------------     ----------------
       Total other assets                                             18,000              591,634
                                                             ----------------     ----------------

                                                             $       186,433      $       845,576
                                                             ================     ================










                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2004                2003
                                                                         ----------------     ----------------
                                                                            (restated)          (restated)
                        LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
   Accounts payable                                                      $       205,447      $       159,637
   Payable to related party                                                       17,693               11,593
   Accrued payroll and payroll related liabilities                               224,791              392,445
   Income taxes payable                                                            3,200                2,400
   Other accrued liabilities                                                     211,191               45,902
   Convertible notes payable, net of unamortized
    discount due to beneficial conversion feature                                342,500              343,000
   Current liabilities of discontinued operations                                      -              393,984
                                                                         ----------------     ----------------
        Total current liabilities                                              1,004,822            1,348,961

Payable to related party                                                               -              264,232

Notes payable to related parties                                                 436,510                    -


Net Capital Deficiency:
   Preferred stock; $.001 par value; authorized 100,000
    shares; outstanding 100,000 shares                                               100                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 4,981,332 shares in
    2004 (2,551,309 shares in 2003)                                                4,981                2,551
   Common stock to be issued                                                         169                  150
   Additional paid-in capital                                                 23,208,171           19,327,551
   Retained deficit                                                          (24,468,320)         (20,097,869)
                                                                         ----------------     ----------------
         Net capital deficiency                                               (1,254,899)            (767,617)
                                                                         ----------------     ----------------

                                                                         $       186,433      $       845,576
                                                                         ================     ================











                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                                                   Years ended December 31
                                                                                   2004               2003
                                                                             ----------------   ----------------
                                                                                (restated)

Selling expenses                                                             $        30,000   $              -

General and administrative expenses                                                3,055,181          3,978,098

Research and development expenses                                                  1,209,705                  -
                                                                             ----------------   ----------------
                                                                                   4,294,886          3,978,098

Other operating income                                                                 5,550              9,768
                                                                             ----------------   ----------------

Loss from operations                                                              (4,289,336)        (3,968,330)

Other expenses:
   Loss on available-for-sale investments                                                  -           (497,757)
   Interest                                                                         (219,832)           (24,814)
                                                                             ----------------   ----------------
     Total other expenses                                                           (219,832)          (522,571)
                                                                             ----------------   ----------------

Loss before benefit for income taxes                                              (4,509,168)        (4,490,901)

Provision for income taxes                                                               800                800
                                                                             ----------------   ----------------

Net loss from continuing operations                                               (4,509,968)        (4,491,701)

Discontinued operations:
   Net gain on disposal, net of benefit for income taxes                             139,517                  -
   Net loss, net of benefit for income taxes                                               -            (97,768)
                                                                             ----------------   ----------------
     Net income (loss) from discontinued operations                                  139,517            (97,768)
                                                                             ----------------   ----------------


Net loss                                                                     $    (4,370,451)   $    (4,589,469)
                                                                             ================   ================


Net income (loss) per common share:
   Continuing operations                                                     $        (1.259)   $        (1.984)
                                                                             ================   ================

   Discontinued operations                                                   $          .039    $         (.043)
                                                                             ================   ================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss

                                                                                   Years ended December 31
                                                                                   2004               2003
                                                                            -----------------   -----------------
                                                                                (restated)

Net loss                                                                    $     (4,370,451)   $     (4,589,469)

Realized gain on available-for-sale investments                                            -             465,132
                                                                            -----------------   -----------------

Comprehensive loss                                                          $     (4,370,451)   $     (4,124,337)
                                                                            =================   =================


Comprehensive loss per common share                                         $         (1.220)   $         (1.821)
                                                                            =================   =================


































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                Consolidated Statements of Net Capital Deficiency
         January 1, 2003 (restated) through December 31, 2004 (restated)


                                                                                                Preferred stock
                                                                                          ---------------------------
                                                                                             Shares         Amount
                                                                                          ------------   ------------
Balance at January 1, 2002                                                                          -    $         -

Effect of 1-for-100 reverse stock split                                                             -              -

Common stock to be issued in exchange for long-term debt and interest                               -              -

Common stock issued in exchange for notes payable and accrued liabilities
 to related parties                                                                                 -              -

Common stock issued in exchange for services                                                        -              -

Beneficial conversion feature of convertible notes payable                                          -              -

Comprehensive loss                                                                                  -              -
                                                                                          ------------   ------------

Balance at December 31, 2003                                                                        -              -

Common stock issued                                                                                 -              -

Common stock to be issued in exchange for advances to subsidiary                                    -              -

Common stock issued upon conversion of notes payable and accrued interest                           -              -

Common stock issued in exchange for accrued payroll                                                 -              -

Common stock issued in exchange for services                                                        -              -

Preferred stock issued in exchange for payable to related party                               100,000            100

Beneficial conversion feature of convertible notes payable                                          -              -

Comprehensive loss                                                                                  -              -
                                                                                          ------------   ------------

Balance at December 31, 2004                                                                  100,000    $       100
                                                                                          ============   ============







                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

         January 1, 2003 (restated) through December 31, 2004 (restated)


                                                                                         Unrealized
                                                                                           holding
                                                                                          loss from
          Common stock              Common        Additional                             available-           Net
-------------------------------    stock to         paid-in            Retained           for-sale          capital
      Shares          Amount       be issued        capital             deficit          investments       deficiency
-----------------  -----------  -------------   ----------------  ------------------  ---------------   ---------------
      46,958,181   $   46,958   $          -    $    13,797,842   $     (15,508,400)  $     (465,132)   $   (2,128,732)

     (46,488,104)     (46,488)             -             46,488                   -                -                 -

               -            -            150            753,777                   -                -           753,927


         100,000          100              -            922,097                   -                -           922,197

       1,981,232        1,981              -          3,660,347                   -                -         3,662,328

               -            -              -            147,000                   -                -           147,000

               -            -              -                  -          (4,589,469)         465,132        (4,124,337)
-----------------  -----------  -------------   ----------------  ------------------  ---------------   ---------------

       2,551,309        2,551            150         19,327,551         (20,097,869)               -          (767,617)

          50,000           50            (50)                 -                   -                -                 -

               -            -             69             49,931                   -                -            50,000


         870,023          870              -            401,747                   -                -           402,617

         105,000          105              -            269,895                   -                -           270,000

       1,405,000        1,405              -          2,720,996                   -                -         2,722,401

               -            -              -            363,051                   -                -           363,151

               -            -              -             75,000                   -                -            75,000

               -            -              -                  -          (4,370,451)               -        (4,370,451)
-----------------  -----------  -------------   ----------------  ------------------  ---------------   ---------------

       4,981,332   $    4,981   $        169    $    23,208,171   $     (24,468,320)  $            -    $   (1,254,899)
=================  ===========  =============   ================  ==================  ===============   ===============



                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                                   Years ended December 31
                                                                               -------------------------------
                                                                                    2004             2003
                                                                               --------------   --------------
                                                                                 (restated)       (restated)
Cash flows from operating activities:
   Net loss from continuing operations                                         $  (4,509,968)   $  (4,491,701)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                         -           13,877
     Provision for uncollectible advances receivable                                 723,506                -
     Common stock issued for services and compensation                             2,722,401        3,679,828
     Realized loss on available-for-sale investments                                       -          497,757
     Amortization of beneficial conversion feature                                   184,500                -
     Changes in assets and liabilities:
       Receivables                                                                         -              702
       Deposits                                                                            -            1,478
       Prepaid expenses                                                               (5,000)               -
       Accounts payable                                                               51,910          (92,795)
       Accrued liabilities                                                           301,052          187,283
                                                                               --------------   --------------

                                                                                    (531,599)        (203,571)

Cash flows from discontinued operations                                                    -          126,349

Cash flows from investing activities:
   Principal repayments on notes receivable                                           24,874            6,402
   Advances paid                                                                    (178,000)        (513,506)
   Advances paid on behalf of related parties                                        (57,480)               -
   Capital expenditures                                                             (100,618)               -
   Net investing activities of discontinued operations                                     -            1,585
                                                                               --------------   --------------

                                                                                    (311,224)        (505,519)

Cash flows from financing activities:
   Advances from related parties                                                      98,919          270,905
   Borrowings from convertible notes payable                                         260,000          490,000
   Borrowings from notes payable to related parties                                  436,510                -
   Net financing activities of discontinued operations                                     -         (126,791)
                                                                               --------------   --------------
                                                                                     795,429          634,114
                                                                               --------------   --------------
   Net increase (decrease) in cash                                                   (47,394)          51,373

   Cash at beginning of year                                                          51,451               78
                                                                               --------------   --------------

   Cash at end of year                                                         $       4,057    $      51,451
                                                                               ==============   ==============

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

1.       Business and summary of significant accounting policies (continued):
         --------------------------------------------------------------------

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

         Income taxes: Income taxes are provided for on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

1.       Business and summary of significant accounting policies (continued):
         --------------------------------------------------------------------

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

2.       Operations
         ----------

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

3.       Cash flow information
         ---------------------

         Supplemental disclosure of cash flow information is as follows for the year ended December 31:

                                                                                             2004             2003
                                                                                        ---------------  ---------------
            Cash paid for interest                                                      $            -   $        7,314
                                                                                        ===============  ===============

         Supplemental schedule of noncash financing activities are as follows for the year ended December 31:

                                                                                             2004             2003
                                                                                        ---------------  ---------------
           Common stock issued in exchange for accrued payroll                          $      270,000   $            -
                                                                                        ===============  ===============

           Common stock issued upon conversion of notes payable and accrued interest    $      402,617   $            -
                                                                                        ===============  ===============

           Preferred stock issued in exchange for payable to related party              $      363,151   $            -
                                                                                        ===============  ===============

           Common stock issued in exchange for long-term debt                           $            -   $    1,658,624
                                                                                        ===============  ===============

4.       Other accrued liabilities
         -------------------------

         Other accrued liabilities consisted of the following at December 31:

                                                                                             2004             2003
                                                                                        ---------------  ---------------
           Professional fees                                                            $      191,022   $       38,219
           Interest                                                                             20,169            6,673
            Other                                                                                    -            1,010
                                                                                        ---------------  ---------------

                  Total other accrued liabilities                                       $      211,191   $       45,902
                                                                                        ===============  ===============

5.       Convertible notes payable
         -------------------------

         Notes payable are due one year from the date of borrowings plus interest at a rate of 8% per annum and are unsecured. The notes and any unpaid interest may be convertible into shares of common stock of the Company at conversion rates ranging from50% to 75% of the closing bid price of the Company's common stock on the date of conversion. The notes may be converted at the option of the Company, but not before six months, and at the option of the holder, but not before one year from the date of the notes and only if certain events have occurred.

         The Company accounted for the fixed percentage conversion feature of the notes payable under EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion
         Ratios". Under EITF

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

5.       Convertible notes payable (continued)
         -------------------------------------

         98-5, the beneficial conversion feature is calculated at the difference between the conversion price and the fair value of the common stock into which the debt is convertible at the commitment date. The portion of the proceeds from the note that represents the beneficial conversion feature is allocated to additional paid-in-capital. This debt discount is amortized to interest expense using the interest method over the life of the conversion feature. During the year ended December 31, 2004, the Company received proceeds of $250,000 under convertible note agreements and computed a beneficial conversion amount of $75,000 (the Company received proceeds of $490,000 under convertible note agreements and computed a beneficial conversion amount of $147,000 in 2003). The Company amortized $184,500 of the beneficial conversion feature during the year ended December 31, 2004.

         During 2004, holders converted $370,000 of notes and $32,617 of accrued interest into 870,023 shares of the Company's common stock.

6.       Prior period adjustment
         -----------------------

         In 2004 and 2003 the Company incorrectly reported the fixed percentage conversion feature of its notes payable of $37,500 as of December 31, 2004 and $147,000 as of December 31, 2003 and the amortization of the beneficial conversion feature of $184,500 for the year ended December 31, 2004. The adjustment resulted in a decrease in previously reported current liabilities by $147,000; an increase of $147,000 of previously reported additional paid-in-capital; and a decrease of previously reported net capital deficiency of $147,000 as of December 31, 2003. The adjustment did not have any effect on previously reported net loss per share for the year ended December 31, 2003. The adjustment resulted in a decrease of previously reported current liabilities of $37,500; an increase of $75,000 of previously reported additional paid-in-capital; and an increase in previously reported net capital deficiency of $109,500 as of December 31, 2004 and a decrease in previously reported net loss from operations and net loss of $184,500 for the year ended
         December 31, 2004. The adjustment also resulted in an increase in previously reported net loss per common share from continued operations and comprehensive loss per common share by $.52 for the year ended December 31, 2004.

7.       Notes payable to related parties
         --------------------------------

         Notes payable to related parties are due to the minority stockholder of Aqua and two other individuals. The borrowings are unsecured, non-interest bearing, and due on demand. These individuals have agreed not to demand repayment before April 2006.

8.       Other related party transactions
         --------------------------------

         The  Company  occasionally  pays  for  expenses  on  behalf  of  Palaut
         Management, Inc. ("Palaut"). Palaut provides the Company with management consulting services. Close family members of a stockholder of Nova control Palaut Management, Inc.

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

8.       Other related party transactions
         --------------------------------

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

9.       Preferred stock
         ---------------

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

10.      Common stock
         ------------

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

10.      Common stock (continued)
         ------------------------

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

         During 2003, the Board of Directors authorized the issuance of an aggregate of 1,880,232 shares of common stock of the Company in exchange for services. Management of the Company valued the shares issued at the closing bid price of the Company's common stock on the date of issuance after considering the historical

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

10.      Common stock (continued)
         ------------------------

         trend of the trading prices for its common stock and the limited volume of shares being traded. The Company recorded consulting fees aggregating $3,557,328 during the year ended December 31, 2003 as a result of the issuances.

11.      Stock based compensation
         ------------------------

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

12.      Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:

                                                                                   2004            2003
                                                                             ---------------  ---------------
           Deferred tax assets:
              Net operating loss carryovers                                  $    6,737,000   $    5,560,000
              Allowance for uncollectible accounts                                  246,000                -
                                                                             ---------------  ---------------
           Deferred tax assets                                                    6,983,000        5,560,000
           Valuation allowance for deferred tax assets                           (6,983,000)      (5,560,000)
                                                                             ---------------  ---------------

           Net deferred income taxes                                         $            -   $            -
                                                                             ===============  ===============

         The components of the provision for income taxes are as follows for the years ended December 31:

                                                                                   2004            2003
                                                                             ---------------  ---------------
           State of California -
              Currently payable                                              $          800   $          800
                                                                             ===============  ===============

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

12.      Income taxes (continued)
         ------------------------

         The provision for income taxes is included in the accompanying statement of operations under the following captions for the years ended December 31:

                                                                                   2004            2003
                                                                             ---------------  ---------------
            Continuing operations                                            $          800   $          800
           Discontinued operations                                                        -                -
                                                                             ---------------  ---------------
                                                                             $          800   $          800
                                                                             ===============  ===============

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:

                                                                                   2004            2003
                                                                             ---------------  ---------------
           Tax at statutory rates                                            $    1,422,951   $    1,560,419
           Differences resulting from:
              State tax, net of Federal tax benefit                                     528              528
              Non-deductible and other items                                            321               53
              Change in deferred tax valuation allowance                         (1,423,000)      (1,560,200)
                                                                             ---------------  ---------------

                Provision for income taxes                                   $          800   $          800
                                                                             ===============  ===============

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

13.      Recently issued pronouncements
         ------------------------------

         In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

13.      Recently issued pronouncements (continued)
         ------------------------------------------

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