Form 10QSB/A
period 2004-12-31
ENCOMPASS HOLDINGS, INC.
filed 2006-03-06
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

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


ITEM 3.  CONTROLS AND PROCEDURES............................................. 12


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 13


SIGNATURES................................................................... 13

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                              March 31,          December 31,
                                                                                2005                 2004
                                                                         -----------------    -----------------
                                               Assets
Current assets:
   Cash                                                                   $        58,981      $         4,057
   Receivable from related party                                                  115,622               57,480
   Prepaid expenses                                                                 5,000                5,000
                                                                         -----------------    -----------------
     Total current assets                                                         179,603               66,537

Equipment, net                                                                    214,343              101,896

Advances receivable                                                                18,000               18,000
                                                                         -----------------    -----------------

                                                                          $       411,946      $       186,433
                                                                         =================    =================

                               Liabilities and Net Capital Deficiency

Current liabilities:
   Accounts payable                                                       $       339,507      $       205,447
   Payable to related party                                                        69,276               17,693
   Accrued payroll and payroll related liabilities                                227,689              224,791
   Income taxes payable                                                             4,000                3,200
   Other accrued liabilities                                                      385,941              211,191
   Convertible notes payable, net of unamortized discount
    due to beneficial conversion feature                                          361,250              342,500
                                                                         -----------------    -----------------
     Total current liabilities                                                  1,387,663            1,004,822

Payable to related parties                                                        493,510              436,510

Net capital deficiency:
   Preferred stock; no par value; authorized 200,000 shares
    (100,000 shares in 2004); outstanding 100,000 shares                              100                  100
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 4,996,332 shares
    (4,981,332 shares in 2004)                                                      4,996                4,981
   Common stock to be issued                                                          169                  169
   Additional paid in capital                                                  23,223,606           23,208,171
   Retained deficit                                                           (24,698,098)         (24,468,320)
                                                                         -----------------    -----------------
     Net capital deficiency                                                    (1,469,227)          (1,254,899)
                                                                         -----------------    -----------------

                                                                          $       411,946      $       186,433
                                                                         =================    =================


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations


                                                                                Three months ended March 31
                                                                          -------------------------------------
                                                                                 2005                2004
                                                                          ----------------     ----------------
Revenues                                                                   $      145,000       $            -

Operating expenses:
   Selling expenses                                                                10,385                    -
   General and administrative expenses                                            331,179            1,420,254
   Research and development expenses                                                3,254                    -
                                                                          ----------------     ----------------
     Total operating expenses                                                     344,818            1,420,254
                                                                          ----------------     ----------------

Net loss from operations                                                         (199,818)          (1,420,254)

Interest expense, net                                                             (29,160)              (9,800)
                                                                          ----------------     ----------------

Net loss from operations before provision for income taxes                       (228,978)          (1,430,054)

Provision for income taxes - State of California                                      800                    -
                                                                          ----------------     ----------------

Net loss                                                                   $     (229,778)      $   (1,430,054)
                                                                          ================     ================



Net loss per common share                                                  $        (.046)      $        (.495)
                                                                          ================     ================


















                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                              Three months ended March 31
                                                                          -----------------------------------
                                                                                 2005              2004
                                                                          ----------------   ----------------
Cash flows from operating activities:
   Net loss                                                                $     (229,778)    $   (1,430,054)
   Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
     Shares issued in exchange for services                                             -          1,315,500
     Amortization of beneficial conversion feature                                 18,750                  -
     Changes in assets and liabilities:
       Receivable from related parties, net                                        (6,559)                 -
       Accounts payable                                                           134,060             (1,001)
       Accrued liabilities                                                        193,898             99,090
                                                                          ----------------   ----------------
                                                                                  110,371            (16,465)
Cash flows from investing activities -
   Advances paid                                                                        -           (210,000)
   Capital expenditures                                                          (112,447)                 -
                                                                          ----------------   ----------------
                                                                                 (112,447)          (210,000)
Cash flows from financing activities -
   Advances received from related party                                            57,000            176,000
                                                                          ----------------   ----------------

Net change in cash                                                                 54,924            (50,465)

Cash at beginning of period                                                         4,057             51,451
                                                                          ----------------   ----------------

Cash at end of period                                                      $       58,981     $          986
                                                                          ================   ================

Supplemental schedule of noncash financing activities:
   Common stock issued in exchange for accrued legal fees                  $       15,450     $            -
                                                                          ================   ================
   Common stock issued in exchange for accrued payroll                     $            -     $      180,000
                                                                          ================   ================












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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         Revenue recognition: Revenues consist of the sale of dealerships and are recognized when dealership agreements are signed.

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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005

4.       Equipment
         ---------

         Equipment consisted of the following at:

                                                                                  March 31,     December 31,
                                                                                    2005            2004
                                                                                -------------  --------------
           Furniture and fixtures                                               $     56,060   $     56,060
            Equipment not yet placed in service                                      179,993         67,546
                                                                                -------------  --------------
                                                                                     236,053         123,606
            Less accumulated depreciation                                            (21,710)        (21,710)
                                                                                -------------  --------------

                                                                                $    214,343   $     101,896
                                                                                =============  ==============

5.       Other accrued liabilities
         -------------------------

         Other accrued liabilities consisted of the following at:

                                                                                  March 31,     December 31,
                                                                                    2005            2004
                                                                                -------------  --------------
           Professional fees                                                    $    358,172   $     119,022
            Interest                                                                  27,769          20,169
                                                                                -------------  --------------

                                                                                $    385,941   $     211,191
                                                                                =============  ==============

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

7.       Receivable from and payable to related party
         --------------------------------------------

         Palaut Management, Inc. ("Palaut") provides the Company with management consulting services. For cash flow purposes, the Company occasionally pays expenses on behalf of Palaut and Palaut pays expenses on behalf of the Company. Close family members of a stockholder of Nova control Palaut. Receivables from a related party reported as a

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005

7.       Receivable from and payable to related party (continued)
         --------------------------------------------------------

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

9.       Common stock (continued)
         ------------------------

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


Date: March 3, 2006              ENCOMPASS HOLDINGS, INC.


                                 By: /s/ ARTHUR N. ROBINS
                                 --------------------------
                                 Arthur N. Robins, Chief
                                 Executive Officer