Form 10QSB
period 2006-03-31
ENCOMPASS HOLDINGS, INC.
filed 2006-05-12
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006


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

As of April 4, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 18,842,459 shares.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ............................................... 3

         Consolidated Unaudited Balance Sheets as of March 31, 2006
               and June 30, 2005............................................. 3

         Consolidated Unaudited Statements of Operations for the Quarters
               March 31, 2006 and June 30, 2005...........................    4

         Consolidated Unaudited Statement of Cash Flows for the
               Quarters ended March 31, 2006 and June 30, 2005............    5

         Notes to Consolidated Financial Statements.......................... 7


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 12


ITEM 3.  CONTROLS AND PROCEDURES............................................. 14



                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................... 14

ITEM 6.  EXHIBITS............................................................ 14


SIGNATURES................................................................... 14

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                      Condensed Consolidated Balance Sheets

                                                                              March 31,           June 30,
                                                                               2006                 2005
                                                                         ------------------   ------------------
                                                Assets
Current assets:
   Cash                                                                    $       502,276      $        46,296
   Accounts receivable,
   less allowance for uncollectible accounts                                       423,063              401,415
   Receivable from related party                                                         -               67,603
   Prepaid expenses                                                                509,734              326,344
   Other current assets                                                                  -               82,509
                                                                         ------------------   ------------------
     Total current assets                                                        1,435,073              924,167

Equipment, net                                                                   9,597,891           10,107,551

Other assets:
   Note receivable                                                                  85,240              147,036
   Deposits & other                                                                324,596              325,075
   Other assets                                                                     83,709                3,000
                                                                         ------------------   ------------------
     Total other assets                                                            493,545              475,111
                                                                         ------------------   ------------------

                                                                           $    11,526,509      $    11,506,829
                                                                         ==================   ==================

                                Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $     1,337,679      $     1,185,731
   Accrued liabilities & other                                                   1,243,138              899,569
   Unearned revenue                                                                536,609              521,027
   Long-term debt due within one year                                            2,463,780            1,858,257
   Notes payable and accrued interest subject to conversion
     Into an indeterminable number of shares of common stock                        90,436              163,459
   Derivative liabilities                                                          118,623              117,749
                                                                         ------------------   ------------------
     Total current liabilities                                                   5,790,265            4,745,792

Long-term debt to related parties                                                  106,756              241,152
Long-term debt                                                                   3,358,177            2,369,694


Net capital deficiency:
   Preferred stock; $.001 par value; authorized 200,000
    shares; outstanding 200,000 shares                                                 200                  200
   Common stock; $.001 par value; authorized 500,000,000 shares;
    issued and outstanding 18,842,459 shares
    (6,001,332 shares at June 30, 2005)                                             18,843                6,001
   Common stock to be issued                                                       703,927            8,703,927
   Convertible promissory note and accrued interest                                107,140              101,140
   Additional paid in capital                                                   31,867,133           22,809,499
   Retained deficit                                                            (30,425,932)         (27,470,576)
                                                                         ------------------   ------------------
     Total stockholders' equity                                                  2,271,311            4,150,191
                                                                         ------------------   ------------------

                                                                           $    11,526,509      $    11,506,829
                                                                         ==================   ==================

                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                 Condensed Consolidated Statements of Operations

                                                Three months ended                      Nine months ended
                                                     March 31                               March 31
                                      -----------------------------------   -----------------------------------
                                             2006             2005                 2006              2005
                                      ----------------  -----------------   -----------------  ----------------
Revenues                               $    1,175,582    $       145,000     $     3,491,956    $      145,000
Cost of goods sold                            296,381                  -             838,565                 -
                                      ----------------  -----------------   -----------------  ----------------
Gross profit                                  879,201            145,000           2,653,391           145,000
Operating expenses:
   Selling, General & administrative        1,680,356            341,564           4,953,900         1,360,769
   Research & development                      41,480              3,254             500,053         1,212,959
                                      ----------------  -----------------   -----------------  ----------------
                                            1,721,836           (344,818)          5,453,953        (2,573,728)
                                      ----------------  -----------------   -----------------  ----------------
Net loss from operations                     (842,635)          (199,818)         (2,800,562)       (2,428,728)
Other expenses:
   Change in fair value of
     derivative liabilities                   (21,352)           (16,314)            (54,334)           34,985
   Interest expense, net                      (22,837)           (10,410)            (87,183)          (35,969)
   Loss on disposal of
    equipment                                       -                  -              (1,277)                -
                                      ----------------  -----------------   -----------------  ----------------
                                              (44,189)           (26,724)           (142,794)             (984)
                                      ----------------  -----------------   -----------------  ----------------
Net income from operations
  before provision for income
  taxes                                      (886,824)          (226,542)         (2,943,356)       (2,429,712)
Provision for income taxes                          -                800              12,000               800
                                      ----------------  -----------------   -----------------  ----------------

Net loss from continuing operations          (886,824)          (227,342)         (2,955,356)       (2,430,512)

Net gain on disposal of
  discontinued operations, net
  of provision for income taxes                     -                  -                   -           139,517
                                      ----------------  -----------------   -----------------  ----------------

Net loss                               $     (886,824)   $      (227,342)    $    (2,955,356)   $   (2,290,995)
                                      ================  =================   =================  ================


Net loss per common share              $        (.058)   $         (.046)    $         (.235)   $        (.524)
                                      ================  =================   =================  ================

                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                 Condensed Consolidated Statements of Cash Flows


                                              Three months ended                      Nine months ended
                                                  March 31                               March 31
                                      -----------------------------------   -----------------------------------
                                             2006             2005                 2006              2005
                                      ----------------  -----------------   -----------------  ----------------
Cash flows from operating activities:
   Net loss from continuing
       operations                      $     (886,824)   $      (227,342)    $    (2,955,356)   $   (2,430,512)
   Adjustment to reconcile net
    loss to net cash provided by
    (used in) operating
    activities:
     Provision for uncollectible
      accounts                                  6,744                  -              42,453           723,506
     Depreciation &
      amortization                            346,278                  -             892,756                 -
     Unearned revenue                          24,403                  -              15,582                 -
     Shares issued in exchange
      for services                                  -                  -             909,162         1,255,283
     Loss on disposal of
      equipment                                 1,277                  -               1,277                 -
     Provisions for income taxes                    -                800              13,000               800
     Changes in fair value of
        Derivative liabilities                 21,352             16,314              54,334           (34,985)
     Changes in assets and
      liabilities:
       Receivables                             90,959                 -              (36,532)                -
       Other assets                          (356,432)                 -            (212,403)           (5,000)
       Accounts payable                        (6,092)           134,060             151,946           175,302
       Accrued liabilities                    419,479            193,099             351,455           347,466
                                      ----------------  -----------------   -----------------  ----------------
                                             (338,856)           116,931            (772,326)           31,860

Cash flow from discontinued
 operations                                         -                  -                   -          (203,032)

Cash flows from investing activities:
   Capital expenditures                      (179,987)          (112,448)           (384,371)         (213,066)
   Advances received from
    (paid to) related parties                  34,125            (24,559)            140,318           (64,346)
   Discontinued operations                          -                  -                   -           203,032
   Change in other assets                      (7,197)            18,000              (7,197)                -
                                       ----------------  -----------------   -----------------  ----------------
                                             (153,059)          (119,007)           (251,250)          (74,380)

Cash flows from financing activities:
   Proceeds from long-term
    debt                                      700,000                  -           1,740,000                 -
   Principal payments on long-
    term debt                                       -                  -            (105,994)                -
   Proceeds from convertible
    Notes payable                                   -                  -                   -           250,000
   Borrowings (principal payments) on long-
    term debt to related parties              (17,269)            57,000            (154,450)           52,278
                                      ----------------   -----------------   -----------------  ----------------
                                              682,731             57,000           1,479,556           302,278
                                      ----------------   -----------------   -----------------  ----------------

Net change in cash                     $      190,816     $       54,924      $      455,980    $       56,726
                                      ================   =================   =================  ================

                             Continued on next page.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

           Condensed Consolidated Statements of Cash Flows (continued)

                                              Three months ended                      Nine months ended
                                                  March 31                              March 31
                                      -----------------------------------   -----------------------------------
                                             2006             2005                 2006              2005
                                      ----------------  -----------------   -----------------  ----------------
Cash at beginning of period            $      311,460    $         4,057     $        46,296    $        2,255

Net change in cash                            190,816             54,924             455,980            56,726
                                      ----------------  -----------------   -----------------  ----------------

Cash at end of period                  $      502,276    $        58,981     $       502,276    $       58,981
                                      ================  =================   =================  ================


Supplemental disclosure of non-cash investing and financing activities:

   Notes receivable exchanged
    for equipment                      $      137,500    $             -     $       137,500    $            -
                                      ================  =================   =================  ================

   Notes payable & accrued interest
    converted to common stock          $            -    $             -     $       373,269    $      325,132
                                      ================  =================   =================  ================


























                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COMPANY: Effective January 27, 2006, Nova Communications Ltd. changed its name to Encompass Holdings, Inc. ("Encompass" or "the Company").

         BUSINESS COMBINATIONS AND BASIS OF CONSOLIDATION: The consolidated condensed financial statements include the accounts of Encompass, Aqua Xtremes, Inc., Xtreme Engines, Inc., Rotary Engine Technologies, Inc., NACIO Systems, Inc., and Interactive Holding Group, Inc. since their acquisitions. All intercompany accounts and transactions have been eliminated.

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

         In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock.

         Effective April 1, 2005, the Company acquired 100% of NACIO Systems, Inc. ("NACIO"). NACIO owns 100% of Interactive Holding Group, Inc. ("IHG").

         Effective   December  2,  2005,   Engines   acquired  100%  of  Mailibu
         Construction, a dormant entity. Mailibu Construction changed its name to Rotary Engine Technologies, Inc ("Rotary").

         INTERIM REPORTING: The Company's year-end for accounting purposes is June 30. In the opinion of Management, the accompanying consolidated condensed financial statements as of March 31, 2006 and 2005 and for the three and nine months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

         Restatement of consolidated financial statements to reflect derivative accounting: The Company has restated its previously issued interim financial statements to reflect additional non-operating gains related to the classification of and accounting for certain financial instruments with embedded derivative features.

         The Company determined that it had not accounted for the embedded conversion feature of its convertible notes payable as a derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock".

         Derivative Instruments: In connection with the issuance of convertible notes payable, the terms of certain notes payable provide for principal and interest to be converted into an indeterminable number of shares of the Company's common stock. This variable conversion feature is determined to be an embedded derivative instrument and the Company has accounted for these derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock". Under EITF No. 00-19, the estimated fair value of the embedded derivative instrument is reported separate from the notes payable on the date of issuance as derivative liabilities.

         Derivative liabilities are reported at fair value as of the balance sheet date and any change in fair value during the period is reported as other income or expense in the statement of operations.

                             Continued on next page.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

        Notes to Condensed Consolidated Financial Statements (continued)
                                 March 31, 2006


         REVENUE RECOGNITION: Revenues for NACIO consist of dedicated Internet access fees; hosting, co-location and other fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connection and connectivity services.

         Monthly service revenue related to Internet access, hosting, co-location and other is recognized over the period services are provided. Service and equipment installation revenue is recognized at completion of installation and upon commencement of

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED): services. Payments received in advance of providing services are deferred until the period such services are provided, except in the case of non-refundable payments. Equipment sales and installation revenue are recognized when installation is completed.

         Revenues for computer software compliance monitoring services and products are generally billed annually and recognized ratably over the period services are provided. Software product sales are recognized when software is provided.

         Revenues for Aqua consist of the sale of dealerships and are recognized when dealership agreements are signed.

         NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 15,394,183 for the three months ended March 31, 2006 and 12,600,370 for the nine months ended March 31, 2006. The weighted average number of common shares outstanding was 4,985,999 for the three months ended March 31, 2005 and 4,371,335 for the nine months ended March 31, 2005. Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be dilutive.

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

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006


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

3.       CONVERTIBLE NOTES PAYABLE

         On November 29, 2005, the Company entered into a Security Purchase Agreement whereby the Company obtained financing for up to $2,500,000. The borrowings are secured by the Company's common stock and bear interest at 8%. The notes are convertible into shares of the Company's common stock at the option of the Company. This Agreement is repayable in 36 (thirty six) equal monthly installments and in Management's opinion, does not include the debt conversion features which would cause the company to treat as an inbeded drivitive, as long as the regular monthly payments are not in default. Under the terms of the Security Purchase Agreement, the Company also agreed to issue warrants for the purchase of up to 3,500,000 shares of its common stock.

         The Company was required to reserve 59,055,556 shares of its common stock for issuance upon conversion of the notes and warrants, in the event that the Company should default on its regular monthly payments.

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

         The notes payable are due one year from the date of borrowings plus interest at rates ranging from 8% to 20% per annum and are unsecured. The notes and any unpaid interest may be convertible into shares of common stock of the Company at rates of 70% and 85% of the closing bid price of the Company's common stock on the date of conversion. The notes may be converted at the option of the Company, but not before six months, and at the option of the holder, but not before one year, from the date of the notes and only if certain events have occurred.


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

         During the nine month ending March 31, 2006, holders of notes payable converted $373,269 of their notes and accrued interest into 1,270,714 shares of common stock of the Company.

         In July, 2005, the Board of Directors authorized the issuance of an aggregate of 2,160,700 shares of common stock of the Company in exchange for accrued legal fees, management & consulting services. Management of the Company valued the shares issued at $.28 per share, the closing bid price of the Company's common stock on the date of issuance.

5.       SUBSEQUENT EVENTS

         Rotary has acquired certain equipment, inventory and intellecturl property to be used for the manufacture of rotary engines to be used in the Company's recreational water sports and other products. Rotary issued 49% of its common stock for equipment, inventory and intellectual property with an anticipated value of a minimum of $2,960,000.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2005 AND THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005:

                                      Nine months ended March 31                    Increase
                                 --------------------------------------  --------------------------------------
                                        2006                2005               Amount                 %
                                 ------------------  ------------------  ------------------  ------------------
   Revenue                        $      3,491,956    $        145,000    $      3,491,956           3,346,956
                                 ==================  ==================  ==================  ==================


                                     Three months ended March 31                   Increase
                                 --------------------------------------  --------------------------------------
                                        2006                2005               Amount                 %
                                 ------------------  ------------------  ------------------  ------------------
   Revenue                        $      1,175,582    $        145,000    $      1,175,582           1,030,582
                                 ==================  ==================  ==================  ==================

Revenue for the nine and three months ended March 31, 2006 results relates entirely to the Company's acquisition of NACIO Systems, Inc. effective April 1, 2005.

                                              Nine months ended March 31                    Increase
                                 --------------------------------------  --------------------------------------
                                         2006                2005               Amount                 %
                                 ------------------  ------------------  ------------------  ------------------
   Cost of goods sold             $        838,565    $              -    $        838,565            -
                                 ==================  ==================  ==================  ==================


                                      Three months ended March 31                   Increase
                                 --------------------------------------  --------------------------------------
                                        2006                2005               Amount                 %
                                 ------------------  ------------------  ------------------  ------------------
   Cost of goods sold             $        296,381    $              -    $        296,381            -
                                 ==================  ==================  ==================  ==================

Cost of goods sold for the nine and three months ended March 31, 2005 results relates entirely to the Company's acquisition of NACIO Systems, Inc. effective April 1, 2005.

                                              Nine months ended March 31                    Increase
                                 --------------------------------------  --------------------------------------
                                        2006                2005               Amount                 %
                                 ------------------  ------------------  ------------------  ------------------
   Selling, General &
     administrative               $      4,953,900    $      1,360,769    $      3,934,695    $      3,593,131
                                 ==================  ==================  ==================  ==================


                                      Three months ended March 31                       Increase
                                 --------------------------------------  --------------------------------------
                                        2006                2005               Amount                 %
                                 ------------------  ------------------  ------------------  ------------------
   Selling, General &
     Administration               $      1,680,356    $        341,564    $      1,338,792
                                 ==================  ==================  ==================  ==================

Selling, general & administrative expenses for the nine and three months ended March 31, 2006 resulted relates entirely to the Company's acquisition of NACIO Systems, Inc. effective April 1, 2005.

                                       Nine months ended March 31                    Decrease
                                 --------------------------------------  --------------------------------------
                                        2006                2005               Amount                 %
                                 ------------------  ------------------  ------------------  ------------------
   Research & development         $      500,053        $    1,212,959      $    (712,906)         ()
                                 ==================  ==================  ==================  ==================



Research & development expense related to the Company's recreational water sports equipment. That research & development is funded entirely from debt and equity financing. During the nine months ended December 31, 2006 the Company was unable to continue its research & development efforts until additional debt & equity financing was obtained. On November 29, 2005, the Company entered into a Security Purchase Agreement where by it obtained financing for up to $2,500,000. Also on that date, they received $1,000,000 under the agreement to continue its research and development activities.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

AS OF MARCH 31, 2006 COMPARED TO JUNE 30, 2005:

                                                                                             Increase
                                            March 31,              June 30,       -----------------------------
                                               2006                  2005            Amount             %
                                        --------------------  ------------------  -------------  --------------
   Cash                                  $          502,276    $         46,296    $   455,980
                                        ====================  ==================  =============  ==============

The increase in cash results from the receipt of $1,000,000 on November 29, 2005 under the Security Purchase Agreement.

                                                                                             Increase
                                            March 31,           June 30,          -----------------------------
                                               2006                2005            Amount             %
                                        --------------------  ------------------  -------------  --------------
   Long-term debt:
     Current portion                     $        2,463,780    $      1,858,257
     Long-term debt                               3,358,177           2,369,694
                                        --------------------  ------------------

                                         $        5,821,957    $      4,227,951    $ 1,594,006        27.4%
                                        ====================  ==================  =============  ==============

The increase in long-term debt is a result of the receipt of $1,700,000 under the Security Purchase Agreement.

ITEM 3.  CONTROLS AND PROCEDURES

As of the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of the date of this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this report.


                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Effective January 27, 2006, the Company changed its name to Encompass Holdings, Inc. from Nova Communications Ltd. On January 23, 2006, shareholder approval for the change of name and the corresponding amendment to its Articles of Incorporation was obtained by the consent action of the holder of the majority voting power of the Company. An Information Statement pursuant Regulation 14C under the Securities Exchange Act of 1934. was furnished to all of the Company's shareholders in connection with the consent action taken.

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

Date: May 12, 2006                         ENCOMPASS HOLDINGS, INC.

                                           By: /s/ ARTHUR N. ROBINS
                                           ----------------------------
                                           Arthur N. Robins
                                           Chief Executive Officer


                                           By: /s/ LESLIE I. HANDLER
                                           --------------------------
                                           Leslie I. Handler, President and
                                           Acting Chief Financial Officer





Rev 5/12/2006