Form 10KSB/A
period 2003-12-31
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES.................................12

ITEM 8A  CONTROLS AND PROCEDURES..............................................12

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................13

ITEM 10. EXECUTIVE COMPENSATION...............................................14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................15

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................16

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

                            NOVA COMMUNICATIONS LTD.

                Years ended December 31, 2003 (restated) and 2002
                                    Contents

                                                                         Page
                                                                      ----------
Report of Independent Auditor's.....................................     F-2

Consolidated Financial Statements:
   Balance sheets...................................................  F-3 - F-4
   Statements of operations.........................................     F-5
   Statements of comprehensive loss.................................     F-6
   Statements of changes in stockholders' equity (deficit)..........     F-7
   Statements of cash flows.........................................     F-8
   Notes to consolidated financial statements.......................  F-9 - F-18

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

As described in Note 5, the consolidated financial statements have been restated as of and for the year ended December 31, 2003 to reflect certain derivative instruments as liabilities, measured at fair value, in the balance sheet and to recognize the change in their fair value in the statement of operations.




April 10, 2004,  except with respect to Note 5
 as to which the date is April 10, 2006
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2003                2002
                                                                         ----------------     ----------------
                                                                            (restated)
                                              ASSETS
                                              ------

Current assets:
   Cash                                                                   $       51,451       $           78
   Receivables                                                                         -                  702
   Note receivable, due within one year                                            9,557                6,402
   Available-for-sale investments                                                      -               32,625
   Current assets of discontinued operations, net                                 51,435              209,475
                                                                         ----------------     ----------------
       Total current assets                                                      112,443              249,282



Equipment, net                                                                     1,278               15,155

Equipment of discontinued operations, net                                        140,221              179,246



Other assets:
   Note receivable                                                                15,317               24,874
   Advances receivable                                                           513,506                    -
   Deposits                                                                            -                1,478
   Other assets of discontinued operations, net                                   62,811               81,147
                                                                         ----------------     ----------------
       Total other assets                                                        591,634              107,499











                                                                          $      845,576       $      551,182
                                                                         ================     ================





                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2003                2002
                                                                         ----------------     ----------------
                                                                            (restated)
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ---------------------------------------------

Current liabilities:
   Accounts payable                                                       $      159,637       $      237,914
   Payable to related parties                                                     11,593               27,121
   Accrued payroll and payroll related liabilities                               392,445              218,059
   Income taxes payable                                                            2,400                1,600
   Other accrued liabilities                                                      39,229               26,122
   Other accrued liabilities to related parties                                        -              297,197
   Notes payable and accrued interest subject to conversion
    into an indeterminable number of shares of common stock                      308,102                    -
   Derivative liabilities                                                        176,866                    -
   Current liabilities of discontinued operations                                393,984              383,683
                                                                         ----------------     ----------------
        Total current liabilities                                              1,484,256            1,191,696

Payable to related party                                                         264,232                    -

Long-term obligations                                                                  -              736,427

Long-term obligations of discontinued operations                                       -              126,791

Notes payable to related parties                                                       -              625,000


Net Capital Deficiency:
   Preferred stock; no par value; authorized 10,000,000
    shares                                                                             -                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 255,081,368 shares
    in 2003 (46,958,181 shares in 2002)                                          255,081               46,958
   Common stock to be issued                                                      15,000                    -
   Additional paid-in capital                                                 18,913,171           13,797,842
   Retained deficit                                                          (20,086,164)         (15,508,400)
   Unrealized holding loss from available-for-sale
    investments                                                                         -            (465,132)
                                                                         ----------------     ----------------
         Net capital deficiency                                                 (902,912)          (2,128,732)
                                                                         ----------------     ----------------

                                                                          $      845,576       $      551,182
                                                                         ================     ================


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                                                   Years ended December 31
                                                                                   2003               2002
                                                                             ----------------   ----------------
                                                                                (restated)
Revenues                                                                      $        9,768     $            -

General and administrative                                                         3,978,098            861,286
                                                                             ----------------   ----------------

Loss from operations                                                              (3,968,330)          (861,286)

Other income (expenses):
   Loss on available-for-sale investments                                           (497,757)                 -
   Change in fair value of derivative liabilities                                     11,705
   Interest and loan fees, net                                                       (24,814)           (64,716)
                                                                             ----------------   ----------------
     Total other expenses                                                           (510,866)           (64,716)
                                                                             ----------------   ----------------

Loss before benefit for income taxes                                              (4,479,196)          (926,002)

Provision for income taxes                                                               800                800
                                                                             ----------------   ----------------

Net loss from continuing operations                                               (4,479,996)          (926,802)

Discontinued operations:
   Net loss, net of benefit for income taxes                                         (97,768)          (771,791)
   Net gain on disposal                                                                    -          5,522,708
                                                                             ----------------   ----------------
     Net income from discontinued operations                                         (97,768)         4,750,917
                                                                             ----------------   ----------------


Net income (loss)                                                             $   (4,577,764)    $    3,824,115
                                                                             ================   ================


Net income (loss) per common share:
   Continuing operations                                                     $         (.020)    $        (.022)
                                                                             ================   ================

   Discontinued operations                                                   $             -     $         .112
                                                                             ================   ================







                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss

                                                                                   Years ended December 31
                                                                                   2003               2002
                                                                             ----------------   ----------------
                                                                                (restated)

Net income (loss)                                                             $   (4,577,764)    $    3,824,115

Realized loss on available-for-sale investments                                      465,132                  -
                                                                             ----------------   ----------------

Comprehensive income (loss)                                                   $   (4,112,632)    $    3,824,115
                                                                             ================   ================


Comprehensive income (loss) per common share                                  $        (.018)    $         .090
                                                                             ================   ================


































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
              January 1, 2002 through December 31, 2003 (restated)

                                                                                                           Unrealized
                                                                                                            holding
                                                                                                           loss from      Total
                                                   Common stock         Common    Additional                available- stockholders'
                                   Preferred  ----------------------  stock to     paid-in     Retained     for-sale      equity
                                     stock      Shares     Amount     be issued    capital      deficit    investments   (deficit)
                                  ----------- ----------- ---------- ----------- ----------- ------------- ----------- -------------
                                                                                              (restated)                 (restated)
Balance at January 1, 2002         $       -   31,428,458   $ 31,429  $  20,000  $13,075,523 $(19,332,515)  $(465,132)  $(6,670,695)

Shares issued                              -           -         -      (20,000)      20,000           -           -             -

Common stock issued in exchange
  for interest and loan fees               -      400,000       400          -        69,600           -           -         70,000

Common stock issued in exchange
  for long-term debt                       -      143,313       143          -        24,857           -           -         25,000

Common stock issued in exchange
  for services                             -   14,986,410    14,986          -       607,862           -           -        622,848

Comprehensive income                       -           -         -           -            -     3,824,115          -      3,824,115
                                  ----------- ----------- ---------- ----------- ----------- ------------- ----------- -------------

Balance at December 31, 2002               -   46,958,181    46,958          -    13,797,842  (15,508,400)   (465,132)   (2,128,732)

Common stock to be issued in
  exchange for long-term debt and
  interest                                 -           -         -       15,000      738,927           -           -        753,927

Common stock issued in exchange
  for notes payable and accrued
  liabilities to related parties           -   10,000,000    10,000          -       912,197           -           -        922,197

Common stock issued in exchange
  for services                    198,123,187     198,123        -    3,464,205           -            -    3,662,328

Beneficial conversion feature of
  convertible notes payable                -           -         -           -       147,000           -           -        147,000

Comprehensive income                       -           -         -           -            -    (4,577,764)    465,132    (4,112,632)
                                  ----------- ----------- ---------- ----------- ----------- ------------- ----------- -------------
Balance at December 31, 2003       $       -  255,081,368  $255,081   $  15,000  $19,060,171 $(20,086,164)  $      -    $  (902,912)
                                  =========== =========== ========== =========== =========== ============= =========== =============





                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                                  Years ended December 31
                                                                                  2003               2002
                                                                             ---------------   ---------------
                                                                               (restated)
Cash flows from operating activities:
   Net loss from continuing operations                                       $   (4,479,996)   $     (926,802)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
     Depreciation and amortization                                                   13,877             5,049
     Common stock issued for services and interest and
      loan fees                                                                   3,679,828           803,700
     Realized loss on available-for-sale investments                                497,757                 -
     Change in fair value of derivative liabilities                                  11,705
     Changes in assets and liabilities:
       Receivables                                                                      702             1,132
       Deposits                                                                       1,478                 -
       Accounts payable                                                             (92,795)          154,990
       Accrued liabilities                                                          187,283           372,312
                                                                             ---------------   ---------------

                                                                                   (203,571)          410,381

Cash flows from discontinued operations                                             126,349           226,315

Cash flows from investing activities:
   Principal repayments on notes receivable                                           6,402             8,170
   Advances paid                                                                   (513,506)                -
   Net investing activities of discontinued operations                                1,585           368,035
                                                                             ---------------   ---------------

                                                                                   (505,519)          376,205

Cash flows from financing activities:
   Advances from related parties                                                    760,905                 -
   Principal payments on capitalized lease obligations                                    -            (5,274)
   Net financing activities of discontinued operations                             (126,791)       (1,007,727)
                                                                             ---------------   ---------------
                                                                                    634,114        (1,013,001)
                                                                             ---------------   ---------------
   Net increase (decrease) in cash                                                   51,373              (100)

   Cash at beginning of year                                                             78               178
                                                                             ---------------   ---------------

   Cash at end of year                                                       $        51,451   $           78
                                                                             ===============   ===============

 Supplemental disclosure of cash flow information -
  cash paid for interest                                                     $         7,314     $      1,999
                                                                             ===============   ===============
Non-cash financing activities -
 common stock issued in exchange for long-term debt                          $     1,658,624     $     25,000
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

         INVESTMENTS: Investments are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that all applicable investments be classified as trading securities, available-for-sale securities, or hold-to-maturity securities. The statement further requires that hold-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair market value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effects of income taxes) until they are disposed of or sold. At the time of disposal or sale, any gains or losses, calculated by the specific identification method, are recognized as a component of operating results.

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

         The  Company   accounts  for  stock  options  and  warrants  issued  to
         non-employees for services under the fair value method of SFAS 148.

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

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         DERIVATIVE INSTRUMENTS (CONTINUED): Derivative liabilities are reported at fair value as of the balance sheet date and any change in fair value during the period is reported as other income or expense in the statement of operations.

         During the year ended December 31, 2003, the Company recognized other income of approximately $11,700 relating to the change in fair value of its derivative liabilities.

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

4.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at a rate of 8% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at a price per share equal to 70% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 26,278,995 shares of its common stock if the principal and accrued interest of the notes were converted as of December 31, 2003.

5.       Restatement of previously issued financial statements
         -----------------------------------------------------

         The Company determined that it had incorrectly reported certain convertible notes payable and accrued interest aggregating $496,673 as payables to related parties in their consolidated financial statements as of December 31, 2003. The Company further determined that it had not accounted for the embedded conversion feature of the notes payable as a derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock".

         The Company estimated the fair value of the conversion feature of its notes payable to be $188,571 as of the date of issuance of the notes. Under EITF No. 00-19, this amount is reported separate from the notes payable as derivative liabilities. Further, under SFAS No. 133, derivative liabilities are reported at fair value as of the balance sheet date and any change in fair value during the period is reported as other income or expense in the statement of operations. The Company estimated the fair value of its derivative liabilities to be $176,866 as of December 31, 2003 and recognized other income of $11,705 in the consolidated statement of operations for the year then ended.

5.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

         The accompanying consolidated financial statements for the year ended December 31, 2003 have been restated for the effects of the changes described above. The changes to the consolidated balance sheet and consolidated statement of operations are as follows:

                                                          As previously
                                                            reported           Adjustments       As restated
                                                        -----------------  -----------------  -----------------
         Consolidated Balance Sheet:
            Current liabilities:
              Notes payable and accrued
               interest subject to conversion
               into a indeterminable number of
               shares of common stock                    $             -    $       308,102    $       308,102
                                                        =================  =================  =================
              Derivative liabilities                     $             -    $       176,866    $       176,866
                                                        =================  =================  =================
                Total current liabilities                $       999,288    $       484,968    $     1,484,256
                                                        =================  =================  =================

            Payable to related parties                   $       760,905    $      (496,673)   $       264,232
                                                        =================  =================  =================

            Net capital deficiency:
              Retained deficit                           $   (20,097,869)   $        11,705    $   (20,086,164)
                                                        =================  =================  =================
                Net capital deficiency                   $      (914,617)   $        11,705    $      (902,912)
                                                        =================  =================  =================

         Consolidated Statement of Operations:
            Other income (expenses):
              Change in fair value of derivative
               liabilities                               $             -    $        11,705    $        11,705
                                                        =================  =================  =================
                Total other income (expenses)            $      (522,571)   $        11,705    $      (510,866)
                                                        =================  =================  =================

            Net loss from continuing operations          $    (4,491,701)   $        11,705    $    (4,479,996)
                                                        =================  =================  =================

            Net loss                                     $    (4,589,469)   $        11,705    $    (4,577,764)
                                                        =================  =================  =================

            Net loss per common share from
             continuing operations                       $         (.020)   $             -    $         (.020)
                                                        =================  =================  =================

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

         In March 2003, the Board of Directors authorized the issuance of 10,000,000 shares of common stock of the Company in exchange for notes payable of $625,000 and accrued liabilities of $297,197 to a related party. Management of the Company valued the shares issued at $.09 per share, the closing bid price of the Company's common stock at the date of issuance. Management of the Company estimated the value of the Company's shares grated after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

         The Company's net loss from continuing operations would have changed had compensation cost for stock based compensation been determined based on the fair market value at the grant date, consistent with SFAS 148, to the following pro-forma amounts for the years ended December 31:

                                                                                   2003               2002
                                                                              ----------------  ----------------
           Net loss from continuing operations as reported                     $   (4,491,701)   $     (926,802)
           Pro-forma effect                                                           (81,700)                -
                                                                              ----------------  ----------------

           Pro-forma net loss                                                  $   (4,573,401)   $     (926,802)
                                                                              ================  ================

           Net loss per share from continuing operations as reported           $        (.020)   $        (.022)
           Pro-forma effect                                                                 -                 -
                                                                              ----------------  ----------------

           Pro-forma net loss per share from continuing operations             $        (.020)   $        (.022)
                                                                              ================  ================

9.       Discontinued operations
         -----------------------

         In June 2002, the Company completed the divestiture of Communications 2000, Inc., dba TEC-networks. Communications 2000, Inc. had no annual sales in 2002 and a loss from operations of approximately $775,400. The Company recorded a gain on the divestiture of Communications 2000, Inc. of $5,522,708 in 2002.

         -----------------------------------

         On July 21, 2003 the Board of Directors approved a formal plan to dispose of Kadfield. It is anticipated that the disposal will be completed during 2004. Kadfield had annual sales of approximately $4,312,300 in 2003 ($7,890,400 in 2002) and a loss from operations of approximately $97,800 in 2003 (income from operations of approximately $3,600 in 2002).

10.      Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:

                                                                                   2003               2002
                                                                              ----------------  ----------------
           Deferred tax assets:
              Net operating loss carryovers                                    $   5,560,000     $    3,828,800
              Unrealized losses on investments                                             -            158,100
              Allowance for uncollectible accounts                                         -             12,900
                                                                              ----------------  ----------------

                                                                               $    5,560,000    $    3,999,800
                                                                              ================  ================

                                                                                   2003               2002
                                                                              ----------------  ----------------
           Deferred tax assets                                                 $    5,560,000    $    3,999,800
           Valuation allowance for deferred tax assets                             (5,560,000)       (3,999,800)
                                                                              ----------------  ----------------

                Net deferred income taxes                                      $            -    $            -
                                                                              ================  ================

         The components of the provision for income taxes are as follows for the years ended December 31:

                                                                                   2003               2002
                                                                              ----------------  ----------------
           State of California -
              Currently payable                                                $          800    $          800
                                                                              ================  ================

         The provision for income taxes is included in the accompanying income statements under the following captions for the years ended December 31:

                                                                                   2003               2002
                                                                              ----------------  ----------------
           Continuing operations                                               $          800    $          800
           Discontinued operations                                                          -                 -
                                                                              ----------------  ----------------

                                                                               $          800    $          800
                                                                              ================  ================

         ------------------------

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:

                                                                                   2003               2002
                                                                              ----------------  ----------------
           Tax at statutory rates                                              $    1,556,440    $    1,300,471
           Differences resulting from:
              State tax, net of Federal tax benefit                                       528               528
              Non-deductible and other items                                            4,032            71,801
              Change in deferred tax valuation allowance                           (1,560,200)       (1,372,000)
                                                                              ----------------  ----------------

                Provision for income taxes                                     $          800    $          800
                                                                              ================  ================

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 30th day of May, 2006.


                                 ENCOMPASS HOLDINGS, INC.


                                 /s/ ARTHUR N. ROBINS
                                 Arthur N. Robins
                                 Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                             Date

/s/ LESLIE I. HANDLER    President                                May 30, 2006
   -------------------
   Leslie I. Handler

/s/ ARTHUR N. ROBINS     Chief Executive Officer                  May 30, 2006
   -------------------
   Arthur N. Robins

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