Form 10QSB/A
period 2004-03-31
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet for the three months ended
         March 31, 2004 and December 31, 2003 (restated).....................  3

         Consolidated Unaudited Statements of Operations for the
         three months ended March 31, 2004 (restated) and March 31, 2003.....  4

         Consolidated Unaudited Statements of Cash Flows for the
         three months ended March 31, 2004 (restated) and March 31, 2003.....  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 10


ITEM 3.  CONTROLS AND PROCEDURES............................................. 10


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 11


SIGNATURES................................................................... 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                              March 31,          December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------
                                                                             (restated)           (restated)
                                               Assets
Current assets:
   Cash                                                                   $           986      $        51,451
   Note receivable due within one year                                              9,775                9,557
   Current assets of discontinued operations                                       51,435               51,435
                                                                         -----------------    -----------------
     Total current assets                                                          62,196              112,443

Equipment, net                                                                      1,278                1,278

Equipment of discontinued operations, net                                         140,221              140,221

Other assets:
   Note receivable                                                                 15,695               15,317
   Advances receivables                                                           723,506              513,506
   Other assets of discontinue operations, net                                     62,811               62,811
                                                                         -----------------    -----------------
     Total other assets                                                           802,012              591,634
                                                                         -----------------    -----------------
                                                                          $     1,005,707      $       845,576
                                                                         =================    =================
                               Liabilities and Net Capital Deficiency

Current liabilities:
   Accounts payable                                                       $       165,348      $       159,637
   Payable to related parties                                                       5,477               11,593
   Accrued payroll and payroll related liabilities                                301,057              392,445
   Income taxes payable                                                             2,400                2,400
   Other accrued liabilities                                                       33,374               39,229
   Notes payable and accrued interest subject to conversion
    into an indeterminable number of shares of common stock                       320,149              308,102
   Derivative liabilities                                                         167,459              176,866
   Current liabilities of discontinued operations                                 393,984              393,984
                                                                         -----------------    -----------------
     Total current liabilities                                                  1,389,248            1,484,256

Payable to related party                                                          440,232              264,232

Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                          -                    -
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 304,931,468 shares in 2004
    (255,081,368 shares in 2003)                                                  304,931              255,081
   Common stock to be issued                                                       15,000               15,000
   Additional paid in capital                                                  20,358,821           18,913,171
   Retained deficit                                                           (21,502,525)         (20,086,164)
                                                                         -----------------    -----------------
     Net capital deficiency                                                      (823,773)            (902,912)
                                                                         -----------------    -----------------
                                                                          $     1,005,707      $       845,576
                                                                         =================    =================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                                                Three months ended March 31
                                                                                 2004                2003
                                                                          ----------------    -----------------
                                                                              (restated)
Revenues                                                                   $            -      $         7,724
Operating expenses                                                              1,420,254              417,531
                                                                          ----------------    -----------------
Net loss from operations                                                       (1,420,254)            (409,807)

Other income (expenses):
   Change in fair value of derivative liabilities                                  13,693                    -
   Interest expense, net                                                           (9,800)             (18,125)
                                                                          ----------------    -----------------
     Other income (expenses)                                                        3,893              (18,125)
                                                                          ----------------    -----------------

Net income from continuing operations before provision for income taxes        (1,416,361)            (427,932)

Provision for income taxes - State of California                                        -                    -
                                                                          ----------------    -----------------

Net loss from continuing operations                                            (1,416,361)            (427,932)

Net income from discontinued operations                                                 -               27,805
                                                                          ----------------    -----------------


Net loss                                                                   $   (1,416,361)     $      (400,127)
                                                                          ================    =================



Net income (loss) per common share:
   Continuing operations                                                   $        (.005)     $         (.009)
                                                                          ================    =================
   Discontinued operations                                                 $            -      $          .001
                                                                          ================    =================










                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                                Three months ended March 31
                                                                                 2004              2003
                                                                          ----------------   ----------------
                                                                              (restated)
Cash flows from operating activities:
   Net loss from continuing operations                                     $   (1,416,361)   $      (427,932)
   Adjustment to reconcile net loss to net cash used in operating activities-
     Depreciation                                                                       -                354
     Shares issued in exchange for services                                     1,315,500            380,000
     Change in fair value of derivative liabilities                               (13,693)                 -
     Changes in assets and liabilities:
       Receivables                                                                      -             (1,132)
       Accounts payable                                                            (1,001)           (24,950)
       Accrued liabilities                                                         99,090             55,781
                                                                          ----------------   ----------------
                                                                                  (16,465)           (17,879)

Cash flows from discontinued operations                                                 -             22,461

Cash flows from investing activities:
   Principal repayments on notes receivable                                             -              1,403
   Advances paid                                                                 (210,000)                 -
                                                                          ----------------   ----------------
                                                                                 (210,000)             1,403
Cash flows from financing activities:
   Advances received from related party                                           176,000                  -
   Net financing activities of discontinued operations                                  -             (5,881)
                                                                          ----------------   ----------------
                                                                                  176,000             (5,881)
                                                                          ----------------   ----------------

Net change in cash                                                                (50,465)               104

Cash at beginning of period                                                        51,451                 78
                                                                          ----------------   ----------------

Cash at end of period                                                      $          986     $          182
                                                                          ================   ================



Supplemental schedule of noncash financing activities:
   Common stock issued in exchange for accrued payroll                     $      180,000     $            -
                                                                          ================   ================

   Common stock issued for long-term obligations to
    related parties                                                        $            -     $      625,000
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

         The Company estimated the fair value of the conversion feature of its notes payable to be $167,459 as of March 31, 2004 as derivative liabilities. Under EITF No. 00-19, this amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other income of $13,692 for the change in fair value of derivative liabilities in the consolidated statement of operations for the three months then ended.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2004


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

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

         USE OF ESTIMATES: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Management of the Company has made certain estimates and assumptions

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         USE OF ESTIMATES: regarding the collectability of notes receivable. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

4.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at a rate of 8% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at a price per share equal to 70% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 29,314,624 shares of its common stock if the principal and accrued interest of the notes were converted as of March 31, 2004.

5.       Payable to related party
         ------------------------

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

7.       Common stock
         ------------

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

May 30, 2006                     ENCOMPASS HOLDINGS, INC.


                                 By: /s/ ARTHUR N. ROBINS
                                 --------------------------
                                 Arthur N. Robins
                                 Chief Executive Officer

                                 By: /s/ LESLIE I. HANDLER
                                 --------------------------
                                 Leslie I. Handler, President