Form 10QSB/A
period 2004-06-30
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

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

                          Yes     X                  No
                              --------                  --------

As of June 30, 2004 , the number of outstanding shares of the issuer's common stock, $0.001 par value, was 304,931,468 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS



ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of
         June 30, 2004 (restated)............................................  3

         Consolidated Unaudited Statements of Operations for the
         Quarters ended June 30, 2004 (restated) and March 31, 2003..........  4

         Consolidated Unaudited Statements of Cash Flows for the
         Quarters ended June 30, 2004 (restated) and June 30, 2003...........  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 11


ITEM 3.  CONTROLS AND PROCEDURES............................................. 12


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 13


SIGNATURES................................................................... 13

                         PART I - FINANCIAL INFORMATION


                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                              June 30,           December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------
                                                                             (restated)           (restated)
                                               Assets
                                               ------
Current assets:
   Cash                                                                   $         2,255      $        51,451
   Note receivable due within one year                                                  -                9,557
   Current assets of discontinued operations                                       51,435               51,435
                                                                         -----------------    -----------------
     Total current assets                                                          53,690              112,443

Equipment, net                                                                      1,278                1,278
Equipment of discontinued operations, net                                         140,221              140,221
Other assets:
   Note receivable                                                                      -               15,317
   Advances receivables                                                           723,506              513,506
   Other assets of discontinue operations, net                                     62,811               62,811
                                                                         -----------------    -----------------
     Total other assets                                                           786,317              591,634
                                                                         -----------------    -----------------

                                                                          $       981,506      $       845,576
                                                                         =================    =================

                               Liabilities and Net Capital Deficiency
                               --------------------------------------
Current liabilities:
   Accounts payable                                                       $       164,205      $       159,637
   Payable to related parties                                                           -               11,593
   Accrued payroll and payroll related liabilities                                215,772              392,445
   Income taxes payable                                                             2,400                2,400
   Other accrued liabilities                                                       55,000               39,229
   Notes payable and accrued interest subject to conversion
    into an indeterminable number of shares of common stock                       324,372              308,102
   Derivative liabilities                                                         100,475              176,866
   Current liabilities of discontinued operations                                 393,984              393,984
                                                                         -----------------    -----------------
     Total current liabilities                                                  1,256,208            1,484,256
Payable to related party                                                          441,232              264,232
Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                          -                    -
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 343,981,468 shares in
    2004 (255,081,368 shares in 2003)                                             343,981              255,081
   Common stock to be issued                                                       10,000               15,000
   Additional paid in capital                                                  21,005,771           18,913,171
   Retained deficit                                                           (22,075,686)         (20,086,164)
                                                                         -----------------    -----------------
     Net capital deficiency                                                      (715,934)            (902,912)
                                                                         -----------------    -----------------

                                                                          $       981,506      $       845,576
                                                                         =================    =================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                          Three months ended June 30              Six months ended June 30
                                      -----------------------------------   -----------------------------------
                                            2004               2003               2004               2003
                                      ----------------   ----------------   ----------------   ----------------
                                         (restated)                            (restated)

Revenues                               $        5,550     $            8     $        5,550     $        7,732
Operating expenses                            635,922          1,881,588          2,065,976          2,299,119
                                      ----------------   ----------------   ----------------   ----------------
Net loss from operations                     (630,372)        (1,881,580)        (2,060,426)        (2,291,387)

Other income (expenses):
   Change in fair value of
    derivative liabilities                     66,984                  -             80,677                  -
   Interest expense, net                       (9,773)               (16)            (9,773)           (18,141)
                                      ----------------   ----------------   ----------------   ----------------
     Other income (expense)                    57,211                (16)            70,904            (18,141)
                                      ----------------   ----------------   ----------------   ----------------

Net income from continuing
   operations before provision
   for income taxes                          (573,161)        (1,881,596)        (1,989,522)        (2,309,528)

Provision for income taxes -
   State of California                              -                  -                  -                  -
                                      ----------------   ----------------   ----------------   ----------------


Net loss from continuing
   operations                                (573,161)        (1,881,596)        (1,989,522)        (2,309,528)

Net income (loss) from
   discontinued operations                          -             (8,663)                 -             19,142
                                      ----------------   ----------------   ----------------   ----------------

Net loss                               $     (573,161)    $   (1,890,259)    $   (1,989,522)    $   (2,290,386)
                                      ================   ================   ================   ================



Net income (loss) per common share:
   Continuing operations               $        (.002)    $        (.007)    $        (.007)    $        (.015)
                                      ================   ================   ================   ================
   Discontinued operations             $            -     $            -     $            -     $            -
                                      ================   ================   ================   ================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                          Three months ended June 30              Six months ended June 30
                                      -----------------------------------   -----------------------------------
                                             2004             2003                 2004              2003
                                      ----------------  -----------------   -----------------  ----------------
                                          (restated)                            (restated)
Cash flows from operating activities:

   Net loss from continuing
    operations                         $     (573,161)   $    (1,881,596)    $    (1,989,522)   $   (2,309,528)
   Adjustment to reconcile net
    loss to net cash used in
    operating activities:
     Provision for uncollectible
      note receivable                          16,274                  -              16,274                 -
     Shares issued in
      exchange for
      compensation and
      services                                591,000          1,835,464           1,996,500         2,215,464
     Changes in fair value of
      derivative liabilities                  (66,984)                 -             (80,677)                -
     Changes in assets and
      liabilities:
       Receivables                                  -              1,834                   -               702
       Accounts payable                        (6,024)               (81)             (7,025)          (25,031)
       Accrued liabilities                     30,564             39,175              39,654            94,956
                                      ----------------  -----------------   -----------------  ----------------
                                               (8,331)            (5,204)            (24,796)          (23,437)
Cash flows from discontinued
 operations                                         -              7,944                   -            30,759
Cash flows from investing
 activities:
  Principal repayments on
   notes receivable                             8,600              3,000               8,600             4,403
   Advances paid                                    -                  -            (210,000)                -
                                      ----------------  -----------------   -----------------  ----------------
                                                8,600              3,000            (201,400)            4,403
Cash flows from financing
 activities:
  Advances received from
   related party                                1,000                  -             177,000                 -
  Net financing activities of
   discontinued operations                          -             (5,881)                  -           (11,762)
                                      ----------------  -----------------   -----------------  ----------------
                                                1,000             (5,881)            177,000           (11,762)
                                      ----------------  -----------------   -----------------  ----------------
Net change in cash                              1,269               (141)            (49,196)              (37)
Cash at beginning of period                       986                182              51,451                78
                                      ----------------  -----------------   -----------------  ----------------

Cash at end of period                  $        2,255    $            41     $         2,255    $           41
                                      ================  =================   =================  ================

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

         The Company estimated the fair value of the conversion feature of its notes payable to be $100,475 as of June 30, 2004 and is reported in the accompanying balance sheet as derivative liabilities. Under EITF No. 00-19, this amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other income for the change in fair value of derivative liabilities in the consolidated statement of operations of $66,984 for the three months ended June 30, 2004 and $80,677 for the six months ended June 30, 2004.

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

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

         The Company recognized other income of approximately $67,000 during the three months ended June 30, 2004 and $80,700 during the six months ended June 30, 2004 relating to the change in fair value of its derivative liabilities.

         NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 322,785,864 for the three months ended June 30, 2004 (264,407,336 for the three months ended June 30, 2003) and 305,948,501 for the six months ended June 30, 2004 (157,449,063 for the six months ended June 31, 2003). Common stock to be issued and convertible notes payable are not considered to be a common stock equivalent as the effect on net loss per common share would be anti-dilutive.

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

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

3.       Cash flow information
         ---------------------

         Supplemental schedule of noncash financing activities are as follows:

                                          Three months ended June 30              Six months ended June 30
                                      -----------------------------------   -----------------------------------
                                             2004             2003                 2004              2003
                                      ----------------  -----------------   -----------------  ----------------
           Common stock
            issued in exchange
            for accrued payroll        $       90,000    $             -     $       180,000    $            -
                                      ================  =================   =================  ================

            Common stock
             issued for long-
             term obligations to
             related parties           $            -    $       625,000     $             -    $      625,000
                                      ================  =================   =================  ================

4.       Advances receivable
         -------------------

         The Company has advanced funds to a company for cash flow purposes. The advances are unsecured, non-interest bearing, and due on demand.

5.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at a rate of 8% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at a price per share equal to 70% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 49,259,922 shares of its common stock if the principal and accrued interest of the notes were converted as of March 31, 2004.

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

8.       Common stock
         ------------

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