Form 10QSB/A
period 2004-09-30
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

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

                          Yes     X                  No
                              --------                  --------

As of November 23, 2004, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 4,125,669 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS




ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of
         September 30, 2004 (restated).......................................  3

         Consolidated Unaudited Statements of Operations for the
         Quarters ended September 30, 2004 (restated) and September 30, 2003.  4

         Consolidated Unaudited Statements of Cash Flows for the
         Quarters ended September 30, 2004 (restated) and September 30, 2003.  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 12


ITEM 3.  CONTROLS AND PROCEDURES............................................. 13


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K..................................... 14


SIGNATURES................................................................... 14

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                            September 30,        December 31,
                                                                                2004                 2003
                                                                         -----------------    -----------------
                                                                             (restated)           (restated)
                                               Assets
                                               ------

Current assets:
   Cash                                                                   $             -      $        51,451
   Note receivable due within one year                                                  -                9,557
   Current assets of discontinued operations                                       51,435               51,435
                                                                         -----------------    -----------------
     Total current assets                                                          51,435              112,443
Equipment, net                                                                      1,278                1,278
Equipment of discontinued operations, net                                         140,221              140,221
Other assets:
   Note receivable                                                                      -               15,317
   Advances receivables                                                           723,506              513,506
   Other assets of discontinue operations, net                                     62,811               62,811
                                                                         -----------------    -----------------
     Total other assets                                                           786,317              591,634
                                                                         -----------------    -----------------
                                                                          $       979,251      $       845,576
                                                                         =================    =================

                               Liabilities and Net Capital Deficiency
                               --------------------------------------

Current liabilities:
   Checks issued in excess of bank deposits                               $           181      $             -
   Accounts payable                                                               165,174              159,637
   Payable to related parties                                                       5,920               11,593
   Accrued payroll and payroll related liabilities                                214,334              392,445
   Income taxes payable                                                             3,200                2,400
   Other accrued liabilities                                                       53,990               45,902
   Notes payable and accrued interest subject to conversion
    into an indeterminable number of shares of common stock                       176,112              308,102
   Derivative liabilities                                                          15,373              176,866
   Current liabilities of discontinued operations                                 393,984              393,984
                                                                         -----------------    -----------------
     Total current liabilities                                                  1,028,268            1,484,256
Payable to related party                                                          442,732              264,232
Net capital deficiency:
   Preferred stock; no par value; authorized 10,000,000 shares                          -                    -
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 3,940,621 shares in 2004
    (2,595,261 shares in 2003)                                       3,941                2,551
   Common stock to be issued                                                       10,000               15,000
   Additional paid in capital                                                  21,856,049           19,165,701
   Retained deficit                                                           (22,361,739)         (20,086,164)
                                                                         -----------------    -----------------
     Net capital deficiency                                                      (491,749)            (902,912)
                                                                         -----------------    -----------------
                                                                          $       979,251      $       845,576
                                                                         =================    =================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                  Three months ended                 Nine months ended
                                                     September 30                       September 30
                                          ---------------------------------  ---------------------------------
                                                2004             2003              2004              2003
                                          ----------------  ---------------  ---------------  ----------------
                                             (restated)                         (restated)
Revenues                                   $            -    $           -    $       5,550    $        7,171

Operating expenses                                305,878           46,359        2,371,854         2,344,117
                                          ----------------  ---------------  ---------------  ----------------

Net loss from operations                         (305,878)         (46,359)      (2,366,304)       (2,336,946)

Other income (expenses):
   Change in fair value of
    derivative liabilities                       30,398                 -           111,075                -
   Interest expense, net                           (9,773)             596           (19,546)         (17,545)
                                          ----------------  ---------------  ---------------  ----------------
     Other income (expense)                       20,625               596            91,529          (17,545)
                                          ----------------  ---------------  ---------------  ----------------

Net loss from continuing operations before provision for income
taxes                                            (285,253)         (45,763)       (2,274,775)      (2,354,491)

Provision for income taxes -
  State of California                                800                 -               800              800
                                          ----------------  ---------------  ---------------  ----------------

Net loss from continuing operations              (286,053)         (45,763)       (2,275,575)      (2,355,291)

Net income from discontinued operations                -            21,088                 -           40,230
                                          ----------------  ---------------  ---------------  ----------------


Net loss                                   $     (286,053)   $     (24,675)  $    (2,275,575)  $   (2,315,061)
                                          ================  ===============  ===============  ================



Net income (loss) per common share:
   Continuing operations                   $        (.076)   $       (.016)  $         (.687)  $       (1.174)
                                          ================  ===============  ===============  ================

   Discontinued operations                 $           -     $        .007   $             -   $         .020
                                          ================  ===============  ===============  ================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                  Three months ended                 Nine months ended
                                                     September 30                       September 30
                                          ---------------------------------  ---------------------------------
                                                2004             2003              2004              2003
                                          ----------------  ---------------  ---------------  ----------------
                                             (restated)                         (restated)
Cash flows from operating
 activities:
  Net loss from continuing
   operations                              $     (286,053)   $     (45,763)   $   (2,275,575)  $   (2,355,291)
   Adjustment to reconcile net loss
    from continuing operations to
    net cash used in operating
    activities:
     Provision for uncollectible note
      receivable                                        -                -            16,274                -
     Shares issued in exchange for
      compensation and services                   317,500                -         2,224,000        2,215,464
     Change in fair value of
      derivative liabilities                      (30,398)               -          (111,075)               -
     Provision for income taxes                       800                -               800              800
     Changes in assets and liabilities:
      Receivables                                       -                -                 -              702
       Checks issued in excess of
        bank deposits                                 181                -               181                -
       Accounts payable                               969             (296)            5,537          (25,327)
       Accrued liabilities                        (12,674)          43,048           116,980          137,204
                                          ----------------  ---------------  ---------------  ----------------
                                                   (9,675)          (3,011)          (22,878)         (26,448)
Cash flows from discontinued
 operations                                             -          156,573                 -          187,332

Cash flows from investing activities:
 Principal repayments on notes
  receivable                                            -            3,001            8,600             7,404
 Advances paid                                          -                -         (210,000)                -
                                          ----------------  ---------------  ---------------  ----------------
                                                        -            3,001         (201,400)            7,404
Cash flows from financing activities:
 Advances from related parties                      7,420                -          184,420                 -
  Repayment of advances from
   related parties                                      -                -          (11,593)                -
   Net financing activities of
    discontinued operations                             -         (156,573)               -          (168,335)
                                          ----------------  ---------------  ---------------  ----------------
                                                    7,420         (156,573)         172,827          (168,335)
                                          ----------------  ---------------  ---------------  ----------------
Net change in cash                                 (2,255)             (10)         (51,451)              (47)
Cash at beginning of period                             -               41           51,451                78
                                          ----------------  ---------------  ---------------  ----------------
Cash at end of period                      $            -    $          31    $           -    $           31
                                          ================  ===============  ===============  ================

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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS TO REFLECT DERIVATIVE ACCOUNTING (CONTINUED): The Company estimated the fair value of the conversion feature of its notes payable to be $15,373 as of September 30, 2004 and is reported in the accompanying consolidated balance sheet as derivative liabilities. Under EITF No. 00-19, this amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other income for the change in fair value of derivative liabilities in the consolidated statement of operations of $30,398 for the three months ended September 30, 2004 and $111,075 for the nine months ended September 30, 2004.

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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004

4.       Cash flow information
         ---------------------

         Supplemental schedule of noncash financing activities are as follows:

                                                        Three months ended              Nine months ended
                                                           September 30                   September 30
                                                    ----------------------------  ----------------------------
                                                        2004            2003          2004            2003
                                                    ------------    ------------  ------------    ------------
           Common stock issued in
            exchange for accrued payroll             $        -      $        -    $  180,000      $        -
                                                    ------------    ------------  ------------    ------------

            Common stock issued in
             exchange for notes payable and
             accrued interest                        $  211,954      $        -    $  211,954      $        -
                                                    ============    ============  ============    ============

            Common stock issued for long-
             term obligations to related
             parties                                 $        -      $  625,000    $        -      $  625,000
                                                    ============    ============  ============    ============

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

6.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at a rate of 8% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at a price per share equal to 70% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 73,940,835 shares of its common stock if the principal and accrued interest of the notes were converted as of September 31, 2004.

         During the three months ended September 30, 2004, holders converted $245,000 of notes and $17,250 of accrued interest into 170,360 shares of the Company's common stock.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004

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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2004

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