Form 10KSB/A
period 2004-12-31
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

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
                                                          =======   =======

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this ___th day of May, 2006.


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

Signature                       Title                           Date

/s/ Leslie I. Handler           President                       May ___, 2006
----------------------
    Leslie I. Handler

/s/ Arthur N. Robins            Chief Executive Officer         May ___, 2006
---------------------
    Arthur N. Robins

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

31.2         Rule 15d-14(a) certification of Arthur N. Robins.

32.1         Section 1350 certification of Leslie I. Handler.

32.2         Section 1350 certification of Arthur N. Robins.


*  Incorporated herein by reference from filings previously made by the Company

                            NOVA COMMUNICATIONS LTD.

                                Table of Contents
                     Years ended December 31, 2004 and 2003




                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm.............         F-2

Consolidated Financial Statements:
   Balance sheets...................................................   F-3 - F-4
   Statements of operations.........................................         F-5
   Statements of comprehensive loss.................................         F-6
   Statements of net capital deficiency.............................         F-7
   Statements of cash flows.........................................         F-8
   Notes to consolidated financial statements.......................  F-9 - F-20

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

As described in Note 6, the consolidated financial statements have been restated as of and for the years ended December 31, 2004 and 2003 to reflect certain derivative instruments as liabilities at fair value, to recognize the conversion of notes payable into common measured at fair value, and to recognize the change in fair value of derivative liabilities.




March 21, 2005,  except with respect to Note 6
 as to which the date is April 10, 2006
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                                 Balance Sheets

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2004                 2003
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
                                              ASSETS
                                              ------
Current assets:
   Cash                                                                   $        4,057       $       51,451
   Receivable from related party                                                  57,480                    -
   Note receivable, due within one year                                                -                9,557
   Prepaid expenses                                                                5,000                    -
   Current assets of discontinued operations, net                                      -               51,435
                                                                         ----------------     ----------------
       Total current assets                                                       66,537              112,443




Equipment, less accumulated depreciation of $21,710                              101,896                1,278

Equipment of discontinued operations, net                                              -              140,221







Other assets:
   Advances receivable                                                            18,000              513,506
   Note receivable                                                                     -               15,317
   Other assets of discontinued operations, net                                        -               62,811
                                                                         ----------------     ----------------
       Total other assets                                                         18,000              591,634
                                                                         ----------------     ----------------

                                                                          $      186,433       $      845,576
                                                                         ================     ================











                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                                                                                       December 31
                                                                         -------------------------------------
                                                                               2004                 2003
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
                              LIABILITIES AND NET CAPITAL DEFICIENCY
                              --------------------------------------
Current liabilities:
   Accounts payable                                                       $      205,447       $      159,637
   Payable to related party                                                       17,693               11,593
   Accrued payroll and payroll related liabilities                               224,791              392,445
   Income taxes payable                                                            3,200                2,400
   Other accrued liabilities                                                     191,022               39,229
   Notes payable and accrued interest subject to conversion
    into an indeterminable number of shares of common stock                      204,647              308,102
   Derivative liabilities                                                        118,545              176,866
   Current liabilities of discontinued operations                                      -              393,984
                                                                         ----------------     ----------------
        Total current liabilities                                                965,345            1,484,256

Payable to related party                                                               -              264,232

Notes payable to related parties                                                 436,510                    -


Net Capital Deficiency:
   Preferred stock; $.001 par value; authorized 100,000
    shares; outstanding 100,000 shares                                               100                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 4,981,332 shares in
    2004 (2,551,309 shares in 2003)                                                4,981                2,551
   Common stock to be issued                                                         169                  150
   Additional paid-in capital                                                 22,919,467           19,180,551
   Retained deficit                                                          (24,140,139)         (20,086,164)
                                                                         ----------------     ----------------
         Net capital deficiency                                               (1,215,422)            (902,912)
                                                                         ----------------     ----------------

                                                                          $      186,433       $      845,576
                                                                         ================     ================










                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                                                Years ended December 31
                                                                         -------------------------------------
                                                                               2004                 2003
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
Selling expenses                                                          $       30,000       $            -

General and administrative expenses                                            3,055,181            3,978,098

Research and development expenses                                              1,209,705                    -
                                                                         ----------------     ----------------
                                                                               4,294,886            3,978,098

Other operating income                                                             5,550                9,768
                                                                         ----------------     ----------------

Loss from operations                                                          (4,289,336)          (3,968,330)

Other income (expenses):
   Loss on available-for-sale investments                                              -             (497,757)
   Change in fair value of derivative liabilities                                131,976               11,705
   Interest                                                                      (35,332)             (24,814)
                                                                         ----------------     ----------------
     Total other income (expenses)                                                96,644             (510,866)
                                                                         ----------------     ----------------

Loss before provision for income taxes                                        (4,192,692)          (4,479,196)

Provision for income taxes                                                           800                  800
                                                                         ----------------     ----------------

Net loss from continuing operations                                           (4,193,492)          (4,479,996)

Discontinued operations:
   Net gain on disposal, net of provision for income taxes                       139,517                    -
   Net loss, net of benefit for income taxes                                           -              (97,768)
                                                                         ----------------     ----------------
     Net income (loss) from discontinued operations                              139,517              (97,768)
                                                                         ----------------     ----------------


Net loss                                                                  $   (4,053,975)      $   (4,577,764)
                                                                         ================     ================

Net income (loss) per common share:
   Continuing operations                                                  $       (1.171)      $       (1.979)
                                                                         ================     ================
   Discontinued operations                                                $         .039       $        (.043)
                                                                         ================     ================


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss

                                                                                Years ended December 31
                                                                         -------------------------------------
                                                                               2004                 2003
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
Net loss                                                                  $   (4,053,975)      $   (4,577,764)

Realized gain on available-for-sale investments                                        -              465,132
                                                                         ----------------     ----------------

Comprehensive loss                                                        $   (4,053,975)      $   (4,112,632)
                                                                         ================     ================


Comprehensive loss per common share                                       $       (1.132)      $       (1.816)
                                                                         ================     ================



































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                Consolidated Statements of Net Capital Deficiency
              January 1, 2003 through December 31, 2004 (restated)

                                                                                                            Unrealized
                                                                                                             holding
                                                                                                            loss from
                                Preferred stock      Common stock       Common    Additional                available-      Net
                               ----------------- --------------------- stock to    paid-in      Retained     for-sale     capital
                                Shares   Amount     Shares     Amount  be issued   capital      deficit     investments  deficiency
                               -------- -------- ------------ -------- --------- ------------ ------------- ----------- ------------
Balance at January 1, 2002           -  $     -   46,958,181  $46,958  $      -  $13,797,842  $(15,508,400) $ (465,132) $(2,128,732)

Effect of 1-for-100 reverse
 stock split                         -        -  (46,488,104) (46,488)        -       46,488             -           -            -

Common stock to be issued in
 exchange for long-term debt
 and interest                        -        -            -        -       150      753,777             -           -      753,927

Common stock issued in exchange
 for notes payable and accrued
 liabilities to related parties      -        -      100,000      100         -      922,097             -           -      922,197

Common stock issued in exchange
 for services                        -        -    1,981,232    1,981         -    3,660,347             -           -    3,662,328

Comprehensive loss                   -        -            -        -         -            -    (4,589,469)    465,132   (4,124,337)
                               -------- -------- ------------ -------- --------- ------------ ------------- ----------- ------------
Balance at December 31, 2003         -        -    2,551,309    2,551       150   19,180,551   (20,086,164)          -     (902,912)

Common stock issued                  -        -       50,000       50       (50)           -             -           -            -

Common stock to be issued in
 exchange for advances to
 subsidiary                          -        -            -        -        69       49,931             -           -       50,000

Common stock issued upon
 conversion of notes payable
 and accrued interest                -        -      870,023      870         -      335,043             -           -      335,913

Common stock issued in exchange
 for accrued payroll                 -        -      105,000      105         -      269,895             -           -      270,000

Common stock issued in exchange
 for services                        -        -    1,405,000    1,405         -    2,720,996             -           -    2,722,401

Preferred stock issued in
 exchange for payable to
 related party                 100,000      100            -        -         -      363,051             -           -      363,151

Comprehensive loss                   -        -            -        -         -            -    (4,370,451)          -   (4,370,451)
                               -------- -------- ------------ -------- --------- ------------ ------------- ----------- ------------
Balance at December 31, 2004   100,000  $   100    4,981,332  $ 4,981  $    169  $22,919,467  $(24,140,139) $        -  $(1,215,422)
                               ======== ======== ============ ======== ========= ============ ============= =========== ============

                             Continued on next page.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                                Years ended December 31
                                                                         -------------------------------------
                                                                               2004                 2003
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
Cash flows from operating activities:
   Net loss from continuing operations                                    $   (4,193,492)      $   (4,479,996)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                                     -               13,877
     Provision for uncollectible advances receivable                             723,506                    -
     Common stock issued for services and compensation                         2,722,401            3,679,828
     Realized loss on available-for-sale investments                                   -              497,757
     Change in fair value of derivative liabilities                             (131,976)             (11,705)
     Changes in assets and liabilities:
       Receivables                                                                     -                  702
       Deposits                                                                        -                1,478
       Prepaid expenses                                                           (5,000)                   -
       Accounts payable                                                           51,910              (92,795)
       Accrued liabilities                                                       161,535              187,283
                                                                         ----------------     ----------------
                                                                                (671,116)            (203,571)

Cash flows from discontinued operations                                          139,517              126,349

Cash flows from investing activities:
   Principal repayments on notes receivable                                       24,874                6,402
   Advances paid                                                                (178,000)            (513,506)
   Advances paid on behalf of related parties                                    (57,480)                   -
   Capital expenditures                                                         (100,618)                   -
   Net investing activities of discontinued operations                                 -                1,585
                                                                         ----------------     ----------------
                                                                                (311,224)            (505,519)

Cash flows from financing activities:
   Advances from related parties                                                  98,919              270,905
   Borrowings from convertible notes payable                                     260,000              490,000
   Borrowings from notes payable to related parties                              436,510                    -
   Net financing activities of discontinued operations                                 -             (126,791)
                                                                         ----------------     ----------------
                                                                                 795,429              634,114
                                                                         ----------------     ----------------
   Net increase (decrease) in cash                                               (47,394)              51,373

   Cash at beginning of year                                                      51,451                   78
                                                                         ----------------     ----------------

   Cash at end of year                                                    $        4,057       $       51,451
                                                                         ================     ================

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

         Derivative liabilities are reported at fair value as of the balance sheet date and any changes in fair value during the period is reported as other income or expense in the consolidated statement of operations.

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         DERIVATIVE INSTRUMENTS (CONTINUED): The Company recognized other income relating to the change in fair value of its derivative liabilities of approximately $132,000 for the year ended December 31, 2004 ($11,700 for the year ended December 31, 2003).

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

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

3.       Cash flow information
         ---------------------

         Supplemental disclosure of cash flow information is as follows for the year ended December 31:

                                                                   2004             2003
                                                               -------------  ---------------
            Cash paid for interest                              $         -    $       7,314
                                                               =============  ===============

         Supplemental schedule of non-cash financing activities are as follows for the year ended December 31:

                                                                   2004             2003
                                                               -------------  ---------------
           Common stock issued in exchange for accrued payroll  $   270,000    $           -
                                                               =============  ===============

           Common stock issued upon conversion of notes
            payable and accrued interest                        $   335,913    $           -
                                                               =============  ===============

           Preferred stock issued in exchange for payable to
            related party                                       $   363,151    $           -
                                                               =============  ===============

           Common stock issued in exchange for long-term debt   $         -    $   1,658,624
                                                               =============  ===============

4.       Other accrued liabilities
         -------------------------

         Other accrued liabilities consisted of the following at December 31:

                                                                      2004           2003
                                                               -------------  ---------------
           Professional fees                                    $   191,022    $      38,219
            Interest                                                      -            1,010
                                                               -------------  ---------------

                  Total other accrued liabilities               $   191,022    $      39,229
                                                               =============  ===============

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

5.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at a rate of 8% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at a price per share equal to 70% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 46,702,210 shares of its common stock if the principal and accrued interest of the notes were converted as of December 31, 2004.

6.       Restatement of previously issued financial statements
         -----------------------------------------------------

         The Company determined that it had incorrectly reported certain convertible notes payable and accrued interest aggregating $496,673 as payables to related parties in their consolidated financial statements as of December 31, 2003. The Company further determined that it had not accounted for the embedded conversion feature of the notes payable as a derivative instrument and the conversion of notes payable into shares of common stock at fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock" in their 2003 and 2004 consolidated financial statements.

         The Company estimated the fair value of the conversion feature of its notes payable to be $140,000 as of the date of issuance of the notes in 2004 and $188,571 as of the date of issuance of the notes in 2003. Under EITF No. 00-19, this amount is reported separate from the notes payable as derivative liabilities. Further, under SFAS No. 133, derivative liabilities are reported at fair value as of the balance sheet date and any change in fair value during the period is reported as other income or expense in the statement of operations. The Company estimated the fair value of its derivative liabilities to be $118,545 as of December 31, 2004 and recognized other income of $131,976 for the change in fair value for the year then ended. The Company estimated the fair value of its derivative liabilities to be $176,866 as of December 31, 2003 and recognized other income of $11,705 for the year then ended. During 2004, holders converted $370,000 of notes and $25,930 of accrued interest into 870,023 shares of the Company's common stock. Those transactions

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

6.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

         were not correctly reported at fair value and the Company decreased the value of the common stock issued by $66,704 during 2004.

         The accompanying consolidated financial statements for the year ended December 31, 2004 have been restated for the effects of the changes described above. The changes to the consolidated balance sheet and consolidated statement of operations are as follows:

                                                          As previously
                                                            reported          Adjustments       As restated
                                                        ----------------- ------------------ -----------------
         Consolidated Balance Sheet:
            Current liabilities:
              Notes payable and accrued
               interest subject to conversion
               into a indeterminable number of
               shares of common stock                    $       400,169   $       (195,522)  $       204,647
                                                        ================= ================== =================
              Derivative liabilities                     $             -   $        118,545   $       118,545
                                                        ================= ================== =================
                Total current liabilities                $     1,042,322   $        (76,977)  $       965,345
                                                        ================= ================== =================

            Net capital deficiency:
              Additional paid-in capital                 $    22,986,171   $        (66,704)  $    22,919,467
                                                        ================= ================== =================
              Retained deficit                           $   (24,283,820)  $        143,681   $   (24,140,139)
                                                        ================= ================== =================
                Net capital deficiency                   $    (1,292,399)  $         76,977   $    (1,215,422)
                                                        ================= ================== =================

         Consolidated Statement of Operations:
            Other income (expenses):
              Change in fair value of derivative
               liabilities                               $             -   $        131,976   $       131,976
                                                        ================= ================== =================
                Total other income (expenses)            $       (35,332)  $        131,976   $        96,644
                                                        ================= ================== =================

            Net loss from continuing operations          $    (4,325,468)  $        131,976   $    (4,193,492)
                                                        ================= ================== =================

            Net loss                                     $    (4,185,951)  $        131,976   $    (4,053,975)
                                                        ================= ================== =================

            Net loss per common share from
             continuing operations                       $        (1.207)  $           .036   $        (1.171)
                                                        ================= ================== =================

         The accompanying consolidated financial statements for the year ended December 31, 2003 have been restated for the effects of the changes described above. The changes to the consolidated balance sheet and consolidated statement of operations

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

6.       Restatement of previously issued financial  statements  (continued) are
         -----------------------------------------------------------------------
         as follows:
         -----------

                                                          As previously
                                                            reported          Adjustments       As restated
                                                        ----------------- ------------------ -----------------
         Consolidated Balance Sheet:
            Current liabilities:
              Notes payable and accrued
               interest subject to conversion
               into a indeterminable number of
               shares of common stock                    $             -   $        308,102   $       308,102
                                                        ================= ================== =================
              Derivative liabilities                     $             -   $        176,866   $       176,866
                                                        ================= ================== =================
                Total current liabilities                $       999,288   $        484,968   $     1,484,256
                                                        ================= ================== =================

            Payable to related parties                   $       760,905   $       (496,673) $       264,232
                                                        ================= ================== =================

            Net capital deficiency:
              Retained deficit                           $   (20,097,869)  $         11,705   $   (20,086,164)
                                                        ================= ================== =================
                Net capital deficiency                   $      (914,617)  $         11,705   $      (902,912)
                                                        ================= ================== =================

         Consolidated Statement of Operations:
            Other income (expenses):
              Change in fair value of derivative
               liabilities                               $             -   $         11,705   $        11,705
                                                        ================= ================== =================
                Total other income (expenses)            $      (522,571)  $         11,705   $      (510,866)
                                                        ================= ================== =================

            Net loss from continuing operations          $    (4,491,701)  $         11,705   $    (4,479,996)
                                                        ================= ================== =================

            Net loss                                     $    (4,589,469)  $         11,705   $    (4,577,764)
                                                        ================= ================== =================

            Net loss per common share from
             continuing operations                       $        (1.984)  $           .005   $        (1.979)
                                                        ================= ================== =================

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

         In December 2004, the Company designated all of its authorized preferred shares, consisting of 100,000 shares as Series "A". On January 17, 2005, the Board of Directors of the Company amended the rights of its 100,000 Series "A" preferred stock to be convertible, at the option of the Company, into 1,000,000 shares of its common stock. The Company has reserved 1,000,000 shares of its common stock to be issued in the event of conversion of its Series "A" preferred stock.

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

12.      Income taxes
         ------------

         Deferred income taxes consisted of the following at December 31:

                                                                                   2004              2003
                                                                             ----------------  ----------------
           Deferred tax assets:
              Net operating loss carryovers                                   $    6,737,000    $    5,560,000
              Allowance for uncollectible accounts                                   246,000                 -
                                                                             ----------------  ----------------
           Deferred tax assets                                                     6,983,000         5,560,000
           Valuation allowance for deferred tax assets                            (6,983,000)       (5,560,000)
                                                                             ----------------  ----------------

           Net deferred income taxes                                          $            -    $            -
                                                                             ================  ================

         The components of the provision for income taxes are as follows for the years ended December 31:

                                                                                   2004              2003
                                                                             ----------------  ----------------
           State of California -
              Currently payable                                               $          800    $          800
                                                                             ================  ================

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                December 31, 2004

12.      Income taxes (continued)
         ------------------------

         The provision for income taxes is included in the accompanying statement of operations under the following captions for the years ended December 31:

                                                                                   2004              2003
                                                                             ----------------  ----------------
            Continuing operations                                             $          800    $          800
           Discontinued operations                                                         -                 -
                                                                             ----------------  ----------------

                                                                              $          800    $          800
                                                                             ================  ================

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the benefit for income taxes is as follows for the years ended December 31:

                                                                                   2004              2003
                                                                             ----------------  ----------------
           Tax at statutory rates                                             $    1,378,352    $    1,556,440
           Differences resulting from:
              State tax, net of Federal tax benefit                                      528               528
              Non-deductible and other items                                          44,920             4,032
              Change in deferred tax valuation allowance                          (1,423,000)       (1,560,200)
                                                                             ----------------  ----------------

                Provision for income taxes                                    $          800    $          800
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

         In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29", by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.151 is effective for a fiscal year beginning after June 15, 2005, and implementation is prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.