Form 10QSB/A
period 2005-03-31
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

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

                          Yes    XX                  No
                              --------                  --------

As of May 12, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 5,096,332 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS




ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheet as of
         March 31, 2005 (restated)...........................................  3

         Consolidated Unaudited Statements of Operations for the
         Quarters ended March 31, 2005 and March 31, 2004 (restated).........  4

         Consolidated Unaudited Statements of Cash Flows for the
         Quarters ended March 31, 2005 and March 31, 2004 (restated).........  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 11


ITEM 3.  CONTROLS AND PROCEDURES............................................. 13


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 14


SIGNATURES................................................................... 14

                            NOVA COMMUNICATIONS LTD.

                           Consolidated Balance Sheets

                                                                             March 31,           December 31,
                                                                               2005                 2004
                                                                         -----------------    -----------------
                                                                            (restated)           (restated)
                                               Assets
                                               ------
Current assets:
   Cash                                                                   $        58,981      $         4,057
   Receivable from related party                                                  115,622               57,480
   Prepaid expenses                                                                 5,000                5,000
                                                                         -----------------    -----------------
     Total current assets                                                         179,603               66,537

Equipment, net                                                                    214,343              101,896

Advances receivable                                                                18,000               18,000
                                                                         -----------------    -----------------

                                                                          $       411,946      $       186,433
                                                                         =================    =================

                               Liabilities and Net Capital Deficiency
                               --------------------------------------
Current liabilities:
   Accounts payable                                                       $       339,507      $       205,447
   Payable to related party                                                        69,276               17,693
   Accrued payroll and payroll related liabilities                                227,689              224,791
   Income taxes payable                                                             4,000                3,200
   Accrued professional fees                                                      358,172              191,022
   Notes payable and accrued interest subject to
    conversion into an indeterminable number of shares of
    common stock                                                                  212,247              204,647
   Derivative liabilities                                                         134,859              118,545
                                                                         -----------------    -----------------
     Total current liabilities                                                  1,345,750              965,345

Payable to related parties                                                        493,510              436,510

Net capital deficiency:
   Preferred  stock;  no par value;  authorized  200,000 shares
    (100,000  shares in 2004); outstanding 100,000 shares                             100                  100
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 4,996,332 shares
    (4,981,332 shares in 2004)                                                      4,996                4,981
   Common stock to be issued                                                          169                  169
   Additional paid in capital                                                  22,934,902           22,919,467
   Retained deficit                                                           (24,367,481)         (24,140,139)
                                                                         -----------------    -----------------
     Net capital deficiency                                                    (1,427,314)          (1,215,422)
                                                                         -----------------    -----------------

                                                                          $       411,946      $       186,433
                                                                         =================    =================


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations


                                                                              Three months ended March 31
                                                                         --------------------------------------
                                                                               2005                 2004
                                                                         -----------------    -----------------
                                                                            (restated)           (restated)
Revenues                                                                  $       145,000      $             -

Operating expenses:
   Selling expenses                                                                10,385                    -
   General and administrative expenses                                            331,179            1,420,254
   Research and development expenses                                                3,254                    -
                                                                         -----------------    -----------------
     Total operating expenses                                                     344,818            1,420,254
                                                                         -----------------    -----------------

Net loss from operations                                                         (199,818)          (1,420,254)

Other income (expenses):
   Change in fair value of derivative liabilities                                 (16,314)              13,693
   Interest expense                                                               (10,410)              (9,800)
                                                                         -----------------    -----------------
     Other income (expense)                                                       (26,724)               3,893
                                                                         -----------------    -----------------

Net loss from operations before provision for income taxes                       (226,542)          (1,416,361)

Provision for income taxes - State of California                                      800                    -
                                                                         -----------------    -----------------

Net loss                                                                  $      (227,342)     $    (1,416,361)
                                                                         =================    =================



Net loss per common share                                                 $         (.046)     $         (.490)
                                                                         =================    =================









                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                              Three months ended March 31
                                                                         --------------------------------------
                                                                               2005                 2004
                                                                         -----------------    -----------------
                                                                            (restated)           (restated)
Cash flows from operating activities:
   Net loss                                                               $      (227,342)     $      (427,932)
   Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
     Shares issued in exchange for services                                             -            1,315,500
     Change in fair value of derivative liabilities                                16,314              (13,693)
     Amortization of beneficial conversion feature                                 18,750                    -
     Changes in assets and liabilities:
       Receivable from related parties, net                                        (6,559)                   -
       Accounts payable                                                           134,060               (1,001)
       Accrued liabilities                                                        175,148               99,090
                                                                         -----------------    -----------------
                                                                                  110,371              (16,465)
Cash flows from investing activities:
   Advances paid                                                                        -             (210,000)
   Capital expenditures                                                          (112,447)                   -
                                                                         -----------------    -----------------
                                                                                 (112,447)            (210,000)
Cash flows from financing activities -
   Advances received from related party                                            57,000              176,000
                                                                         -----------------    -----------------

Net change in cash                                                                 54,924              (50,465)

Cash at beginning of period                                                         4,057               51,451
                                                                         -----------------    -----------------

Cash at end of period                                                     $        58,981      $           986
                                                                         =================    =================




Supplemental schedule of noncash financing activities:
   Common stock issued in exchange for accrued legal fees                 $        15,450      $             -
                                                                         =================    =================
   Common stock issued in exchange for accrued payroll                    $             -      $       180,000
                                                                         =================    =================








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

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005

1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS TO REFLECT DERIVATIVE ACCOUNTING (CONTINUED): The Company estimated the fair value of the conversion feature of its notes payable to be $134,859 as of March 31, 2005 and is reported in the accompanying consolidated balance sheet as derivative liabilities. Under EITF No. 00-19, this amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other expense for the change in fair value of derivative liabilities in the consolidated statement of operations of $16,314 for the three months ended March 31, 2005 (other income of $131,976 for the three months ended march 31, 2004).

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

4.       Equipment
         ---------

         Equipment consisted of the following at:
                                                    March 31,      December 31,
                                                      2005            2004
                                                  -------------   -------------
           Furniture and fixtures                  $    56,060     $    56,060
            Equipment not yet placed in service        179,993          67,546
                                                  -------------   -------------
            Total equipment                        $   236,053     $   123,606
                                                  =============   =============

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005

4.       Equipment (continued)
         ---------------------

            Total equipment                        $   236,053     $   123,606
            Less accumulated depreciation              (21,710)        (21,710)
                                                  -------------   -------------

           Equipment, net                          $   214,343     $   101,896
                                                  =============   =============

5.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at a rate of 8% and 10% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at a price per share equal to 70% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 49,372,762 shares of its common stock if the principal and accrued interest of the notes were converted as of March 31, 2005.

         Subsequent to March 31, 2005, the Company issued additional notes payable aggregating $25,000, which bear interest at a rate of 20% per annum, and convertible into share of common stock at a rate of 85% of the closing bid price of the Company's common stock on the date of conversion if converted within one year from the date of the note or 90% if converted after one year at the option of the Company.

6.       Receivable from and payable to related party
         --------------------------------------------

         Palaut Management, Inc. ("Palaut") provides the Company with management consulting services. For cash flow purposes, the Company occasionally pays expenses on behalf of Palaut and Palaut pays expenses on behalf of the Company. Close family members of a stockholder of Nova control Palaut. Receivables from a related party reported as a current asset and payables to a related party reported as a current liability are amounts owed from and to Palaut.

7.       Preferred stock
         ---------------

         The Company's preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

         In December 2004, the Company designated all of its authorized preferred stock, consisting of 100,000 shares, as Series "A". On January 17, 2005, the Board of

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                 March 31, 2005

7.       Preferred stock (continued)
         ---------------------------

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

8.       Common stock
         ------------

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

3(3)(i)(4)       First  Colonial   Ventures,   Ltd.  Amendment  to  Articles  of
                 Incorporation -February 3, 1992 (Incorporated by reference)

3(3)(i)(5)       Nova  Communications  Ltd Articles of  Incorporation - July 13.
                 1999 (Incorporated by reference)

3(3)(ii)(1)      Bylaws (Incorporated by reference)

31.1             Rule 13a-14(a)/15d-14(a) Certification

31.2             Section 1350 Certification

32.1             Rule 13a-14(a)/15d-14(a) Certification

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