Form 10KSB/A
period 2005-06-30
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


         Commission file number:333-82608
                                ---------


                            ENCOMPASS HOLDINGS, INC.
        -----------------------------------------------------------------
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

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

                            NOVA COMMUNICATIONS LTD.

                                Table of Contents
                       Years ended June 30, 2005 and 2004


                                                                          Page
Report of Independent Registered Public Accounting Firm...............       F-2

Consolidated Financial Statements:
   Balance sheets..................................................... F-3 - F-4
   Statements of operations...........................................       F-5
   Statements of comprehensive loss...................................       F-6
   Statements of stockholders' equity (deficit)....................... F-7 - F-8
   Statements of cash flows...........................................       F-9
   Notes to consolidated financial statements.........................F-10 - F27

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

Signature                 Title                          Date

/s/ LESLIE I.HANDLER      President; Director            May 30, 2006
    Leslie I. Handler

/s/ ARTHUR N. ROBINS      Chief Executive Officer;
    Arthur N. Robins      Director                       May 30, 2006

/s/ JAMES F. ABEL,III     Corporate Secretary;
    James F. Abel,III     Director                       May 30, 2006

/s/ GREG K. HOGGATT       Director                       May 30, 2006
    Greg K. Hoggatt

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

3(iii)   *     Certificate of Amendment of First Colonial Ventures Ltd. dated
               September 3, 1985.

3(iv)    *     Certificate of Amendment of First Colonial Ventures Ltd. dated
               February 3, 1992.

3(v)     *     Articles of Incorporation of Nova Communications Ltd. dated
               July 21, 1999.

3(vi)    *     Bylaws


21       *     SUBSIDIARIES

               CERTIFICATIONS

31.1           Rule 15d-14(a) certifications

31.2           Rule 15d-14(a) certifications

32.1           Section 1350 certifications

32.2           Section 1350 certifications


* Incorporated herein by reference from filings previously made by the Company

                            NOVA COMMUNICATIONS LTD.

                                Table of Contents
                       Years ended June 30, 2005 and 2004

                                                                          Page
Report of Independent Registered Public Accounting Firm...............       F-2

Consolidated Financial Statements:
   Balance sheets..................................................... F-3 - F-4
   Statements of operations...........................................       F-5
   Statements of comprehensive loss...................................       F-6
   Statements of stockholders' equity (deficit)....................... F-7 - F-8
   Statements of cash flows...........................................       F-9
   Notes to consolidated financial statements.........................F-10 - F27

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

As described in Note 7, the consolidated financial statements have been restated as of and for the years ended June 30, 2005 and 2004 to reflect certain derivative instruments as liabilities at fair value, to recognize the conversion of notes payable into common stock measured at fair value, and to recognize the change in fair value of derivative liabilities.





August 19, 2005, except with respect to Note 7
 as to which the date is April 10, 2006
Portland, Oregon

                            NOVA COMMUNICATIONS LTD.

                                 Balance Sheets

                                                                                         June 30
                                                                         -------------------------------------
                                                                               2005                 2004
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
                                              ASSETS
                                              ------

Current assets:
   Cash                                                                   $       46,296       $        2,255
   Accounts receivable, less allowance for uncollectible
    accounts of $140,025                                                         401,415                    -
   Other receivables                                                              27,570                    -
   Receivable from related party                                                  67,603                    -
   Inventories                                                                    44,020                    -
   Note receivable due within one year                                            10,919                    -
   Prepaid expenses                                                              326,344                    -
   Current assets of discontinued operations, net                                      -               51,435
                                                                         ----------------     ----------------
       Total current assets                                                      924,167               53,690


Property & equipment:
   Equipment                                                                   7,201,198               21,710
   Furniture                                                                     229,872                1,278
   Website                                                                        48,577                    -
   Leasehold improvements                                                      7,142,345                    -
                                                                         ----------------     ----------------
                                                                              14,621,992               22,988
   Less accumulated depreciation & amortization                               (4,514,441)             (21,710)
                                                                         ----------------     ----------------
       Net property & equipment                                               10,107,551                1,278


Equipment of discontinued operations, net                                              -              140,221



Other assets:
   Note receivable                                                               147,036                    -
   Advances receivable                                                                 -              723,506
   Patents & trademarks                                                            3,000                    -
   Deposits & other                                                              325,075                    -
   Other assets of discontinued operations, net                                        -               62,811
                                                                         ----------------     ----------------
       Total other assets                                                        475,111              786,317
                                                                         ----------------     ----------------

                                                                          $   11,506,829       $      981,506
                                                                         ================     ================

                            (continued on next page.)

                            NOVA COMMUNICATIONS LTD.

                                                                                         June 30
                                                                         -------------------------------------
                                                                               2005                 2004
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ---------------------------------------------

Current liabilities:
   Accounts payable                                                       $    1,185,731       $      164,205
   Accrued payroll & payroll related liabilities                                 171,571              215,772
   Income taxes payable                                                            3,200                2,400
   Accrued interest                                                              182,941                    -
   Other accrued liabilities                                                     541,857               55,000
   Unearned revenue                                                              521,027                    -
   Notes payable accrued interest subject to conversion into
    an indeterminable number of shares of common stock                           163,459              324,372
   Derivative liabilities                                                        117,749              100,475
   Long-term debt due within one year                                          1,828,257                    -
   Long-term debt to related parties due within one year                          30,000                    -
   Current liabilities of discontinued operations                                      -              393,984
                                                                         ----------------     ----------------
        Total current liabilities                                              4,745,792            1,256,208

Payable to related party                                                               -              441,232

Long-term debt to related parties                                                241,152                    -

Long-term debt                                                                 2,369,694                    -

Stockholders' equity (deficit):
   Preferred stock; $.001 par value; authorized 200,000
    shares:
     Series A - 100,000 shares designated, issued and
      outstanding                                                                    100                    -
     Series B - 100,000 shares designated, issued and
      outstanding                                                                    100                    -
   Common stock; $.001 par value; authorized
    500,000,000 shares; outstanding 6,001,332 shares in
    2005 (3,439,815 shares in 2004)                                                6,001                3,440
   Common stock to be issued                                                   8,703,927              753,927
   Convertible promissory note and accrued interest                              101,140                    -
   Additional paid-in capital                                                 22,809,499           20,602,385
   Retained deficit                                                          (27,470,576)         (22,075,686)
                                                                         ----------------     ----------------
         Total stockholders' equity (deficit)                                  4,150,191             (715,934)
                                                                         ----------------     ----------------

                                                                          $   11,506,829       $      981,506
                                                                         ================     ================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Operations

                                                                                  Years ended June 30
                                                                         -------------------------------------
                                                                               2005                 2004
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
Sales                                                                     $    1,316,697       $            -

Cost of sales                                                                    299,013                    -
                                                                         ----------------     ----------------

Gross profit                                                                   1,017,684                    -

Other operating income                                                                 -                7,586

Operating expenses:
   Selling, general & administrative                                           5,605,789            3,728,085
   Research & development                                                        744,677                    -
                                                                         ----------------     ----------------
         Total operating expenses                                              6,350,466            3,728,085
                                                                         ----------------     ----------------

Net operating loss                                                            (5,332,782)          (3,720,499)

Other expenses:
   Loss on available-for-sale investments                                              -             (497,757)
   Change in fair value of derivative liabilities                                  1,951               92,382
   Interest expense                                                             (201,176)             (16,446)
                                                                         ----------------     ----------------
         Total other expenses                                                   (199,225)            (421,821)
                                                                         ----------------     ----------------

Net loss before provision for income taxes                                    (5,532,007)          (4,142,320)

Provision for income taxes                                                        (2,400)                (800)
                                                                         ----------------     ----------------

Net loss from continuing operations                                           (5,534,407)          (4,143,120)

Discontinued operations:
   Net gain (loss) on disposal, net of benefit for income taxes                  139,517              (16,870)
   Net loss, net of benefit for income taxes                                           -             (116,910)
                                                                         ----------------     ----------------
     Net income (loss) from discontinued operations                              139,517             (133,780)
                                                                         ----------------     ----------------

Net loss                                                                  $   (5,394,890)      $   (4,276,900)
                                                                         ================     ================

Net income (loss) per common share:
   Continuing operations                                                  $        (1.27)      $        (1.29)
                                                                         ================     ================
   Discontinued operations                                                $          .03       $         (.04)
                                                                         ================     ================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                  Consolidated Statements of Comprehensive Loss

                                                                                  Years ended June 30
                                                                         -------------------------------------
                                                                               2005                 2004
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
Net loss                                                                  $   (5,394,890)      $   (4,276,900)

Realized loss on available-for-sale investments                                        -              465,132
                                                                         ----------------     ----------------

Comprehensive loss                                                        $   (5,394,890)      $   (3,811,768)
                                                                         ================     ================


Comprehensive loss per common share                                       $        (1.24)      $        (1.19)
                                                                         ================     ================



































                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

            Consolidated Statements of Stockholders' Equity (Deficit)
                  July 1, 2003 through June 30, 2004 (restated)

                                                                                                            Unrealized
                                                                     Convertible                              holding      Total
                            Preferred                                promissory                              loss from     stock-
                              stock       Common stock     Common    note and     Additional                 available     holders'
                         -------------- ----------------  stock to   accrued      paid-in       Retained     -for-sale     equity
                          Shares Amount   Shares  Amount  be issued  interest     capital       deficit     investments   (deficit)
------------------------ ------- ------ --------- ------  ---------- ----------- ------------  ------------ ----------- ------------
Balance at July 1, 2003        - $   -  2,957,314 $2,957  $        -  $      -   $ 16,979,504 $(17,798,786) $ (465,132) $(1,218,457)

Common stock to be
  issued in exchange
  for long-term debt
  and interest                 -    -           -      -           -         -              -             -          -      753,927

Common stock issued in
  exchange for
  accrued payroll              -    -      45,000     45           -         -         89,555             -          -       90,000

Common stock issued in
  exchange for services        -    -     437,501    438           -         -      3,532,926             -          -    3,533,364

Comprehensive loss             -    -           -      -           -         -              -   (4,276,900)    465,132   (3,811,768)
                         ------- ------ --------- ------  ---------- ----------- ------------ ------------- ----------- ------------

Balance at June 30, 2004       -    -   3,439,815  3,440     753,927         -     20,749,385  (22,075,686)          -     (715,934)
                         ======= ====== ========= ======  ========== =========== ============ ============= =========== ============





















                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

            Consolidated Statements of Stockholders' Equity (Deficit)
                  July 1, 2004 through June 30, 2005 (restated)

                                                                     Convertible                               Total
                            Preferred                                promissory                                stock-
                              stock       Common stock     Common    note and     Additional                   holders'
                         -------------- ----------------  stock to   accrued      paid-in       Retained       equity
                          Shares Amount   Shares  Amount  be issued  interest     capital       deficit       (deficit)
------------------------ ------- ------ --------- ------  ---------- ----------- ------------ ------------- ------------
Balance at July 1, 2004        -    -   3,439,815 $3,440     753,927  $      -    $20,602,385  (22,075,686)  $ (715,934)

Common stock issued            -    -      50,000     50     (50,000)        -         49,950            -            -

Common stock issued
  for cash                     -    -      68,965     69           -         -         49,931            -       50,000

Common stock issued
  upon conversion of
  notes payable &
  accrued interest             -    -   1,110,000  1,110           -         -        587,090            -      588,200

Common stock issued in
  exchange for
  accrued payroll              -    -      60,000     60           -         -        179,940            -      180,000

Common stock issued in
  exchange for services        -    -   1,272,552  1,272           -         -        977,002            -      978,274

Series "A" Preferred
  stock issued in
  exchange for payable
  to related party       100,000  100           -      -           -         -        363,051            -      363,151

Common stock to be
  issued in exchange for
  subsidiary                   -    -           -      -   8,000,000         -              -            -    8,000,000

Series "B" Preferred
  stock & convertible
  promissory note in
  exchange for
  subsidiary             100,000  100           -      -           -   100,000            150            -      100,250

Accrued interest on
  convertible promissory
  note                         -    -           -      -           -     1,140              -            -        1,140

Comprehensive loss             -    -           -      -           -         -              -   (5,418,341)  (5,418,341)
                         ------- ------ --------- ------  ---------- ----------- ------------ ------------- ------------
Balance at June 30, 2005 200,000 $200   6,001,332 $6,001  $8,703,927  $101,140    $20,602,385 $(27,470,576) $ 4,150,191
                         ======= ====== ========= ======  ========== =========== ============ ============= ============

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Statements of Cash Flows

                                                                                  Years ended June 30
                                                                         -------------------------------------
                                                                               2005                 2004
                                                                         ----------------     ----------------
                                                                            (restated)           (restated)
Cash flows from operating activities:
   Net loss from continuing operations                                    $   (5,534,407)      $   (4,143,120)
   Adjustments to reconcile net loss to net cash provide by
    operating activities:
     Depreciation & amortization                                                 330,407               13,523
     Provision for uncollectible advances receivable                             737,590                    -
     Common stock issued for services & compensation                             978,274            3,533,364
     Unearned revenue                                                             13,604                    -
     Write-off of excess purchase price of subsidiaries                        2,896,666                    -
     Change in fair value of derivative liabilities                               (1,951)             (92,382)
     Loss on available-for-sale investments                                            -              497,757
     Changes in assets and liabilities, net of purchase of
      subsidiaries:
       Accounts receivable                                                        78,616                    -
       Inventories                                                                12,144                    -
       Prepaid expenses                                                          (88,073)                   -
       Deposits & other assets                                                      (408)               1,478
       Accounts payable                                                          104,637               (9,777)
       Accrued liabilities                                                       618,018              424,874
                                                                         ----------------     ----------------
                                                                                 145,117              225,717
Cash flows from discontinued operations                                                -              (27,834)
Cash flows from investing activities:
   Principal repayments on notes receivable                                            -               26,873
   Advances paid on behalf of related parties                                    (67,603)                   -
   Advances paid                                                                       -             (723,506)
   Purchase of subsidiaries, net of cash acquired                                  8,136                    -
   Capital expenditures                                                         (439,761)                   -
   Patents & trademarks expenditures                                              (3,000)                   -
                                                                         ----------------     ----------------

                                                                                (502,228)            (696,633)
Cash flows from financing activities:
   Borrowings under convertible notes payable                                    295,000              490,000
   Borrowings under notes payable to related parties                             106,152                    -
   Net financing activities of discontinued operations                                 -               10,964
                                                                         ----------------     ----------------
                                                                                 401,152              500,964
                                                                         ----------------     ----------------
   Net increase in cash                                                           44,041                2,214
   Cash at beginning of year                                                       2,255                   41
                                                                         ----------------     ----------------

   Cash at end of year                                                    $       46,296       $        2,255
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

         In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock. Engine' is developing a marine engine for use in recreational water sports products.

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

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

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

         The Company had been providing funding to a company that was developing recreational water sports products and had advanced this company approximately $723,500 through August 30, 2004. On that date, the Company ceased providing funding to this company because they had failed to achieve certain development benchmarks and began directly developing similar recreational water sports

         ----------------------

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

3.       Business combinations
         ---------------------

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

         ---------------------------------

         Effective April 1, 2005, Nova acquired 100% of the common stock of NACIO in exchange for $8,000,000 of common stock of Nova. The business combination was accounted for as a purchase.

         The acquisition of NACIO is summarized as follows:

            Purchase price                                                                     $    8,000,000
            Fair value of assets acquired:
              Cash                                                                                     10,186
              Property & equipment                                                                  9,996,919
              Other assets                                                                          1,301,411
                                                                                              ----------------
                                                                                                   11,308,516
            Fair value of liabilities assumed                                                      (6,104,932)
                                                                                              ----------------
            Fair value of net assets acquired                                                       5,203,584
                                                                                              ----------------
           Excess purchase price over fair value of net assets acquired                        $    2,796,416
                                                                                              ================

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

         The results of operations of NACIO are included in the accompanying consolidated financial statements as of April 1, 2005. The following pro forma summary presents consolidated financial position and results of operations as if NACIO had been acquired as of July 1, 2003:

                                                                                          June 30
                                                                           -----------------------------------
                                                                                 2005              2004
                                                                           ----------------   ----------------
           Current assets                                                   $      924,000     $      826,000
           Property & equipment                                                 10,108,000         10,799,000
           Total assets                                                         10,798,000         12,160,000
           Current liabilities                                                   4,746,000          3,955,000
           Long-term liabilities                                                 2,611,000          3,425,000
           Total stockholders' equity                                            3,441,000          4,780,000

                                                                                    Years ended June 30
                                                                           -----------------------------------
                                                                                 2005              2004
                                                                           ----------------   ----------------
           Net sales                                                        $    4,713,000     $    4,001,000
           Gross profit                                                          3,566,000          2,961,000
           Operating expenses                                                    6,651,000         11,748,000
           Net loss                                                             (3,079,000)        (9,455,000)
           Loss per common share                                                      (.71)             (2.96)

         ---------------------------------

         The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma financial position and results of operations do not purport to be indicative of the results which would have been obtained had the business combination occurred as of July 1, 2003 or which may be obtained in the future.

4.       Cash flow information
         ---------------------

         Supplemental disclosure of cash flow information is as follows for the years ended June 30:

                                                                                    2005             2004
                                                                              ---------------  ---------------
            Cash paid for interest                                             $           -    $       7,314
                                                                              ===============  ===============

         Supplemental schedule of noncash financing activities are as follows for the years ended June 30:

                                                                                    2005             2004
                                                                              ---------------  ---------------
            Common stock issued in exchange for accrued payroll                $     180,000    $      90,000
                                                                              ===============  ===============
           Common stock issued upon conversion of notes
             payable and accrued interest                                      $     552,617    $           -
                                                                              ===============  ===============
           Preferred stock issued in exchange for payable to
             related party                                                     $     363,151    $           -
                                                                              ===============  ===============
            Common stock issued in exchange for long-term debt                 $           -    $     753,927
                                                                              ===============  ===============
            Common stock to be issued in exchange for subsidiary               $   8,000,000    $           -
                                                                              ===============  ===============
            Preferred stock and convertible note payable issued in
             exchange for subsidiary                                           $     100,250    $           -
                                                                              ===============  ===============

         Net cash acquired from purchase of subsidiaries during the year ended June 30, 2005 is as follows:

            Consideration paid                                                 $   8,102,000
           Fair value of assets acquired                                         (11,337,830)
            Liabilities assumed                                                    6,140,932
                                                                              ---------------
            Excess of purchase price over net assets acquired                      2,905,102
           Excess of purchase price expensed                                       2,896,666
                                                                              ---------------
            Net cash acquired                                                  $       8,436
                                                                              ===============

5.       Other accrued liabilities
         -------------------------

         Other accrued liabilities consisted of the following at June 30:

                                                               2005           2004
                                                           -------------  -------------
           Professional fees                                $   220,612    $    55,000
           Sales taxes                                            2,638              -
            Sales costs                                         318,607              -
                                                           -------------  -------------
                  Total other accrued liabilities           $   541,857    $    55,000
                                                           =============  =============

6.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ---------------------

         Notes payable are due one year from the issuance date of the note with interest at rates ranging from 8% to 20% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at prices per share ranging from 70% to 90% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 1,915,433 shares of its common stock if the principal and accrued interest of the notes were converted as of June 30, 2005.

7.       Restatement of previously issued financial statements
         -----------------------------------------------------

         The Company determined that it had incorrectly accounted for the conversion feature of the certain convertible notes payable under EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" in their consolidated financial statements as of June 30, 2005 and 2004. Rather, the Company determined that it should have accounted for the embedded conversion feature of the notes payable as a derivative instrument and the conversion of notes payable into shares of common stock at fair value pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock" in their 2003 and 2004 consolidated financial statements.

         The Company estimated the fair value of the conversion feature of its notes payable to be $117,749 as of June 30, 2005 and $100,475 as of June 30, 2004. Under EITF

7.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

         No. 00-19,  this amount is reported  separate from the notes payable as derivative liabilities. Further, under SFAS No. 133, derivative liabilities are reported at fair value as of the balance sheet date and any change in fair value during the period is reported as other income or expense in the statement of operations. The Company recognized other income of $1,951 for the change in fair value for the year ended June 30, 2005 and $92,382 for the year ended June 30, 2004. During the year ended June 30, 2005, holders converted $588,200 of notes and accrued interest into 1,110,000 shares of the Company's common stock. Those transactions were not correctly reported at fair value and the Company increased the value of the common stock issued by $35,583 during 2005.

         Under EITF 98-5, the Company had previously reported the portion of the proceeds from the note that represents the beneficial conversion feature as additional paid-in-capital. This debt discount was being amortized to interest expense using the interest method over the life of the conversion feature. During the year ended June 30, 2005, the Company previously reported $78,000 as additional paid-in-capital for the beneficial conversion feature of its notes payable and interest expense of $21,500 for the amortization of the debt discount for the year then ended. During the year ended June 30, 2004, the Company previously reported $147,000 as additional paid-in-capital for the beneficial conversion feature of its notes payable and interest expense of $73,500 for the amortization of the debt discount for the year then ended.

         The accompanying consolidated financial statements for the year ended June 30, 2005 have been restated for the effects of the changes described above. The changes to the consolidated balance sheet and consolidated statement of operations are as follows:

                                                          As previously
                                                            reported        Adjustments       As restated
                                                        ----------------  ----------------  ----------------
         Consolidated Balance Sheet:
            Current liabilities:
              Accrued interest                           $      199,065    $      (16,124)   $      182,941
                                                        ================  ================  ================
              Notes payable and accrued interest subject to conversion into a indeterminable number of
               shares of common stock                    $      265,000    $     (101,541)   $      163,459
                                                        ================  ================  ================
              Derivative liabilities                     $            -    $      117,749    $      117,749
                                                        ================  ================  ================
                Total current liabilities                $    4,745,708    $           84    $    4,745,792
                                                        ================  ================  ================

            Stockholders' equity:
              Additional paid-in capital                 $   22,998,916    $     (189,417)   $   22,809,499
                                                        ================  ================  ================
              Retained deficit                           $  (27,659,909)   $      189,333    $  (27,470,576)
                                                        ================  ================  ================
                Total stockholders' equity               $    4,150,275    $          (84)   $    4,150,191
                                                        ================  ================  ================

7.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

                                                          As previously
                                                            reported        Adjustments       As restated
                                                        ----------------  ----------------  ----------------
         Consolidated Statement of Operations:
            Other income (expenses):
              Change in fair value of derivative
               liabilities                               $            -    $        1,951    $        1,951
                                                        ================  ================  ================
              Interest expense                           $     (222,676)   $       21,500    $     (201,176)
                                                        ================  ================  ================
                Total other expenses                     $     (222,676)   $       23,451    $     (199,225)
                                                        ================  ================  ================

            Net loss from continuing operations          $   (5,557,858)   $       23,451    $   (5,534,407)
                                                        ================  ================  ================
            Net loss                                     $   (5,418,341)   $       23,451    $   (5,394,890)
                                                        ================  ================  ================

            Net loss per common share from
             continuing operations                       $        (1.28)   $         .001    $        (1.27)
                                                        ================  ================  ================

         The accompanying consolidated financial statements for the year ended June 30, 2004 have been restated for the effects of the changes described above. The changes to the consolidated balance sheet and consolidated statement of operations are as follows:

                                                          As previously
                                                            reported        Adjustments       As restated
                                                        ----------------  ----------------  ----------------
         Consolidated Balance Sheet:
            Current liabilities:
              Accrued interest                           $       27,229    $      (27,229)   $            -
                                                        ================  ================  ================
              Notes payable and accrued interest subject to conversion into a indeterminable number of
               shares of common stock                    $      416,500    $      (92,128)   $      324,372
                                                        ================  ================  ================
              Derivative liabilities                     $            -    $      100,475    $      100,475
                                                        ================  ================  ================
                Total current liabilities                $    1,275,090    $      (18,882)   $    1,256,208
                                                        ================  ================  ================

            Stockholders' deficit:
              Additional paid-in-capital                 $   20,749,385    $     (147,000)   $   20,602,385
                                                        ================  ================  ================
              Retained deficit                           $  (22,241,568)   $      165,882    $  (22,075,686)
                                                        ================  ================  ================
                Total stockholders' deficit              $     (734,816)   $       18,882    $     (715,934)
                                                        ================  ================  ================

7.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

                                                          As previously
                                                            reported        Adjustments       As restated
                                                        ----------------  ----------------  ----------------
         Consolidated Statement of Operations:
            Other income (expenses):
              Change in fair value of derivative
               liabilities                               $            -    $       92,382    $       92,382
                                                        ================  ================  ================
              Interest expense                           $      (89,946)   $       73,500    $      (16,446)
                                                        ================  ================  ================
          Total other expenses                           $     (587,703)   $      165,882    $     (421,821)
                                                        ================  ================  ================
            Net loss from continuing operations          $   (4,309,002)   $      165,882    $   (4,143,120)
                                                        ================  ================  ================

            Net loss                                     $   (4,442,782)   $      165,882    $   (4,276,900)
                                                        ================  ================  ================

            Net loss per common share from
             continuing operations                       $        (1.35)   $            -    $        (1.35)
                                                        ================  ================  ================

8.       Long-term debt
         --------------

         Long-term debt consisted of the following as of June 30:

                                                                       2005             2004
                                                                   --------------   --------------
          Claims  allowed  under Plan of  Reorganization  of
           NACIO;  payable  $800,000 by  September  2006 and
           $20,000  per month plus 5% of the first  $200,000
           of gross revenues in excess of $400,000,  then 7%
           of the next $200,000 of gross revenues,  then 10%
           of the next  $200,000 of gross  revenues;  over a
           five year period; unsecured                              $  4,197,951     $          -
                  Less principal due within one year                   1,828,257
                                                                   --------------   --------------
                  Long-term obligations                             $  2,369,694     $          -
                                                                   ==============   ==============

         Future maturities of long-term debt are as follows for the years ending subsequent to June 30, 2006:

               Years ending June 30:
               ---------------------
                       2007                                      $     789,898
                       2008                                            789,898
                       2009                                            789,898
                                                                ---------------
                                                                 $   2,369,694
                                                                ===============

         --------------------------

         Long-term debt to relate parties consisted of the following at June 30:

                                                                                       2005            2004
                                                                                   -------------  -------------
           Notes payable to an employee; due $2,500 per
            month with interest at 6% per annum; unsecured                          $   111,642    $         -

           Notes payable to shareholders and directors;
            unsecured and due on demand. The holders of
            these notes have agreed not to demand
            repayment before October 2006.                                              159,510              -
                                                                                   -------------  -------------
                                                                                        271,152              -
                 Less principal due within one year                                      30,000              -
                                                                                   -------------  -------------
                 Long-term debt to related parties                                  $   241,152    $         -
                                                                                   =============  =============

         Future maturities of long-term debt to related parties are as follows for the years ending subsequent to June 30, 2006:

                 Years ending June 30:
                       2007                                                         $   191,152
                       2008                                                              30,000
                       2009                                                              20,000
                                                                                   -------------
                                                                                    $   241,152

9.       Other related party transactions
         --------------------------------

         The  Company  occasionally  pays  for  expenses  on  behalf  of  Palaut
         Management, Inc. ("Palaut"). Palaut provides the Company with management consulting services. Close family members of a stockholder of Nova control Palaut Management, Inc.

10.      Lease commitments
         -----------------

         The Company leases its office and enterprise server facilities under a non-cancelable agreement that expires in August 2010. Minimum lease payments under the agreement are $38,000 per month with a provision for annual increases based on the consumer price index. The lease agreement contains renewal provisions for up to ten additional years.

10.      Lease commitments (continued) Minimum lease payments are as follows:
         --------------------------------------------------------------------

                 Years ending June 30:
                       2006                                     $     456,000
                       2007                                           456,000
                       2008                                           456,000
                       2009                                           456,000
                       2010                                           456,000
                       2011                                            76,000
                                                               ---------------
                                                                $   2,356,000

         Lease  expense  for the  year  ended  June 30,  2005 was  approximately
         $117,400

11.      Preferred stock
         ---------------

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

12.      Common stock
         ------------

         On January 21, 2004, the Board of Directors authorized the issuance of 60,000 shares of common stock of the Company in exchange for $180,000 of accrued payroll. Management of the Company valued the shares issued at $3.00 per share, the closing bid price of the Company's common stock on the date of issuance.

         ------------------------

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

13.      Stock based compensation
         ------------------------

         During the year ended June 30, 2004, the Company issued an aggregate of 305,000 shares of its common stock to its president as compensation for services.

         ------------------------------------

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

14.      Income taxes
         ------------

         Deferred income taxes consisted of the following at June 30:

                                                                                   2005              2004
                                                                             ----------------  ----------------
           Deferred tax assets:
              Net operating loss carryovers                                   $    6,736,998    $    5,025,906
              Allowance for uncollectible accounts                                    47,608                 -
                                                                             ----------------  ----------------
           Deferred tax assets                                                     6,784,606         5,025,906
           Valuation allowance for deferred tax assets                            (6,784,606)       (5,025,906)
                                                                             ----------------  ----------------
           Net deferred income taxes                                          $            -    $            -
                                                                             ================  ================

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

         The components of the provision for income taxes are as follows for the years ended June 30:
                                                  2005              2004
         State of California -
              Currently payable              $        2,400    $          800
                                            ================  ================

         The provision for income taxes is included in the accompanying consolidated statement of operations under the following captions for the years ended June 30:
                                                  2005              2004

            Continuing operations            $        2,400    $          800
            Discontinued operations                       -                 -
                                            ----------------  ----------------
                                             $        2,400    $          800
                                            ================  ================

         ------------------------

         Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30:

                                                                                    2005             2004
                                                                             ----------------  ---------------
           Tax at statutory rates                                             $   (1,842,236)   $  (1,510,546)
           Differences resulting from:
              State tax, net of Federal tax benefit                                    1,584              528
              Non-deductible and other items                                          84,352           25,818
              Change in deferred tax valuation allowance                           1,758,700        1,485,000
                                                                             ----------------  ---------------
                Provision for income taxes                                    $        2,400    $         800
                                                                             ================  ===============

         The Company has approximately $19,814,700 in Federal net operating losses which, if not utilized, expire through 2024.

         Utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

15.      Segment information
         -------------------

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

         Financial information by business segment for the year ended June 30, 2005 is as follows:

                                          Recreational       High speed         Computer
                                          water sports        Internet          software           Total
                                            products           and ESF       compliance           segment
                                       ----------------   -----------------  ---------------  ----------------
           Sales                        $      210,040     $       977,478    $     129,179    $    1,316,697
           Gross profit                        210,440             678,065          129,179         1,017,684
           Net operating loss               (1,898,936)           (457,394)         (79,786)       (2,436,116)
           Identifiable assets                 401,114          10,763,652          342,063        11,506,829
           Depreciation &
            amortization                             -             330,407                -           330,407

         -------------------------------

         Reconciliation of the segment information to consolidated net operating loss for the year ended June 30, 2005 is as follows:

           Segment net operating loss                                       $    (2,436,116)
            Write-off of excess purchase price of subsidiaries                   (2,896,666)
                                                                           -----------------
           Consolidated net operating loss                                  $    (5,332,782)
                                                                           =================

16.      Concentration risk
         ------------------

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

17.      Recently issued pronouncements
         ------------------------------

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

         ------------------------------------------

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