Form 10QSB/A
period 2005-09-30
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

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

                          Yes    X                  No
                              --------                  --------

As of November 16, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 10,975,193 shares.


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS




ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheets as of September 30, 2005
               and June 30, 2004 (restated)..................................  3

         Consolidated Unaudited Statements of Operations for the Quarters
               September 30, 2004 and 2005 (restated)........................  4

         Consolidated Unaudited Statement of Cash Flows for the
               Quarters ended September 30, 2005 and 2004 (restated).........  5

         Notes to Consolidated Financial Statements..........................  6


ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS .............................................. 10


ITEM 3.  CONTROLS AND PROCEDURES............................................. 12


                           PART II - OTHER INFORMATION

ITEM 2.  SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS................ 12

ITEM 6.  EXHIBITS............................................................ 12


SIGNATURES................................................................... 12

                            NOVA COMMUNICATIONS LTD.

                      Consolidated Condensed Balance Sheets

                                                                               September 30,          June 30,
                                                                                   2005                 2005
                                                                            ------------------   ------------------
                                                                                (restated)           (restated)
                                               Assets
                                               ------
Current assets:
   Cash                                                                      $              -     $         46,296
   Accounts receivable, less allowance for uncollectible accounts                     358,092              401,415
   Receivable from related party                                                      148,256               67,603
   Prepaid expenses                                                                   270,462              326,344
   Other current assets                                                                23,004               82,509
                                                                            ------------------   ------------------
     Total current assets                                                             799,814              924,167
Equipment, net                                                                     10,164,471           10,107,551
Other assets:
   Note receivable                                                                    139,923              147,036
   Deposits & other                                                                   422,221              325,075
   Other assets                                                                         4,942                3,000
                                                                            ------------------   ------------------
     Total other assets                                                               567,086              475,111
                                                                            ------------------   ------------------
                                                                             $     11,531,371     $     11,506,829
                                                                            ==================   ==================
                                Liabilities and Stockholders' Equity
                                ------------------------------------
Current liabilities:
   Accounts payable                                                          $      1,569,331     $      1,185,731
   Accrued liabilities                                                              1,153,752              899,569
   Unearned revenue                                                                   450,134              521,027
   Notes payable and accrued interest subject to conversion into
    an indeterminable number of shares of common stock                                166,961              163,459
   Derivative liabilities                                                             123,281              117,749
   Long-term debt due within one year                                               1,871,183            1,858,257
   Other current liabilities                                                          119,863                    -
                                                                            ------------------   ------------------
     Total current liabilities                                                      5,454,505            4,745,792
Long-term debt to related parties                                                     195,236              241,152
Long-term debt                                                                      2,369,964            2,369,694
Stockholders' equity:
   Preferred  stock; $.001 par value; authorized 200,000 shares;
    outstanding 200,000 shares                                                            200                  200
   Common stock; $.001 par value;  authorized  500,000,000
    shares; issued and outstanding 8,162,032 shares (6,001,332
    shares at June 30, 2005)                                                            8,162                6,001
   Common stock to be issued                                                        8,703,927            8,703,927
   Convertible promissory note and accrued interest                                   101,140              101,140
   Additional paid in capital                                                      23,043,168           22,809,499
   Retained deficit                                                               (28,344,931)         (27,470,576)
                                                                            ------------------   ------------------
     Total stockholders' equity                                                     3,511,666            4,150,191
                                                                            ------------------   ------------------
                                                                             $     11,531,371     $     11,506,829
                                                                            ==================   ==================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Consolidated Condensed Statements of Operations


                                                                                        Three months ended
                                                                                           September 30
                                                                            ---------------------------------------
                                                                                   2005                 2004
                                                                            ------------------   ------------------
                                                                                (restated)           (restated)
Revenues                                                                     $      1,119,416     $              -

Cost of goods sold                                                                    276,039                    -
                                                                            ------------------   ------------------

Gross profit                                                                          843,377                    -

General and administrative expenses                                                 1,685,593              305,878
Research and development expenses                                                         647                    -
                                                                            ------------------   ------------------

Net loss from operations                                                             (842,863)            (305,878)

Other income (expenses):
   Change in fair value of derivative liabilities                                      (8,808)              30,398
   Interest expense                                                                   (22,684)              (9,773)
                                                                            ------------------   ------------------
         Total other income (expenses)                                                (31,492)              20,625
                                                                            ------------------   ------------------

Net loss from operations before provision for income taxes                           (874,355)            (285,253)

Provision for income taxes - State of California                                            -                  800
                                                                            ------------------   ------------------

Net loss                                                                     $       (874,355)    $       (286,053)
                                                                            ==================   ==================



Net loss per common share                                                    $          (.145)    $          (.076)
                                                                            ==================   ==================


                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                 Consolidated Condensed Statements of Cash Flows

                                                                                        Three months ended
                                                                                           September 30
                                                                            ---------------------------------------
                                                                                   2005                 2004
                                                                            ------------------   ------------------
                                                                                (restated)           (restated)
Cash flows from operating activities:
   Net loss                                                                  $       (874,355)    $       (286,053)
   Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation & amortization                                                      295,017                    -
     Shares issued in exchange for compensation & services                            226,056              317,500
     Change in fair value of derivative liabilities                                     8,808              (30,398)
     Unearned revenue                                                                 (70,893)                   -
     Provision for income taxes                                                             -                  800
     Changes in assets and liabilities:
       Receivables                                                                     43,323                    -
       Other assets                                                                    16,299                    -
       Checks issued in excess of bank deposits                                             -                  181
       Accounts payable                                                               383,600                  969
       Other liabilities                                                              387,242              (12,674)
                                                                            ------------------   ------------------
                                                                                      415,097               (9,675)
Cash flows from investing activities:
   Capital expenditures                                                              (351,937)                   -
   Repayment of advances to related parties                                             7,113                    -
   Advances paid to related parties                                                   (80,653)                   -
                                                                            ------------------   ------------------
                                                                                     (425,477)                   -
Cash flows from financing activities:
   Advances received from related parties                                                   -                7,420
   Repayment to related parties                                                       (45,916)                   -
   Proceeds from convertible notes payable                                             10,000                    -
                                                                            ------------------   ------------------
                                                                                      (35,916)               7,420
                                                                            ------------------   ------------------

Net change in cash                                                                    (46,296)              (2,255)

Cash at beginning of period                                                            46,296                    -
                                                                            ------------------   ------------------

Cash at end of period                                                        $              -     $              -
                                                                            ==================   ==================

Supplemental schedule of noncash financing activities:
   Common stock issued in exchange for accrued payroll                       $              -     $        180,000
                                                                            ==================   ==================
   Notes and accrued interest converted into common stock                    $          9,774     $        211,954
                                                                            ==================   ==================

                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                               September 30, 2005

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

         The Company determined that it had not correctly accounted for the embedded conversion feature of its convertible notes payable as a derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock".

         The Company estimated the fair value of the conversion feature of its notes payable to be $123,281 as of September 30, 2005 and is reported in the accompanying consolidated balance sheet as derivative liabilities. Under EITF No. 00-19, this

                            NOVA COMMUNICATIONS LTD.

              Consolidated Notes to Condensed Financial Statements
                               September 30, 2005


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS TO REFLECT DERIVATIVE ACCOUNTING (CONTINUED): amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other expense for the change in fair value of derivative liabilities in the consolidated statement of operations of $8,808 for the three months ended September 30, 2005 (other income of $30,398 for the three months ended September 30, 2004).

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

                            NOVA COMMUNICATIONS LTD.

              Consolidated Notes to Condensed Financial Statements
                               September 30, 2005


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         REVENUE RECOGNITION (CONTINUED): Revenues for Aqua consist of the sale of dealerships and are recognized when dealership agreements are signed.

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

3.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at rates ranging from 8% to 20% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon

                            NOVA COMMUNICATIONS LTD.

              Consolidated Notes to Condensed Financial Statements
                               September 30, 2005


3.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock (continued)
         ----------------------------------

         ten days written notice after six months and one year from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at prices per share ranging from 70% to 90% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 1,655,356 shares of its common stock if the principal and accrued interest of the notes were converted as of September 30, 2005.

4.       Common stock
         ------------

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

May ___, 2006                    ENCOMPASS HOLDINGS, INC.


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