Form 10QSB/A
period 2005-12-31
ENCOMPASS HOLDINGS, INC.
filed 2006-05-31
CIK 769882

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

                          Yes     X                  No
                              --------                  --------

As of February 13, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 11,945,907 shares.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [X]

                                TABLE OF CONTENTS




ITEM 1.  FINANCIAL STATEMENTS ...............................................  3

         Consolidated Unaudited Balance Sheets as of December 31, 2005
               and June 30, 2005 (restated)..................................  3

         Consolidated Unaudited Statements of Operations for the Quarters
               December 31, 2004 and 2005 (restated).........................  4

         Consolidated Unaudited Statement of Cash Flows for the
               Quarters ended December 31, 2004 and 2005 (restated)..........  5

         Notes to Consolidated Financial Statements..........................  7


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


ITEM 3.  CONTROLS AND PROCEDURES............................................. 14


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................ 14


SIGNATURES................................................................... 14

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                      Condensed Consolidated Balance Sheets

                                                                            December 31,           June 30,
                                                                                2005                 2005
                                                                         -----------------    -----------------
                                                                             (restated)           (restated)
                                               Assets
                                               ------
Current assets:
   Cash                                                                   $       311,460      $        46,296
   Accounts receivable, less allowance for uncollectible accounts                 520,767              401,415
   Receivable from related party                                                   27,678               67,603
   Prepaid expenses                                                               202,778              326,344
   Other current assets                                                            24,036               82,509
                                                                         -----------------    -----------------
     Total current assets                                                       1,086,719              924,167
Equipment, net                                                                  9,765,458           10,107,551
Other assets:
   Note receivable                                                                      -              147,036
   Deposits & other                                                               416,283              325,075
   Other assets                                                                     3,000                3,000
                                                                         -----------------    -----------------
     Total other assets                                                           419,283              475,111
                                                                         -----------------    -----------------
                                                                          $    11,271,460      $    11,506,829
                                                                         =================    =================
                                Liabilities and Stockholders' Equity
                                ------------------------------------
Current liabilities:
   Accounts payable                                                       $     1,343,769      $     1,185,731
   Accrued liabilities                                                            822,835              915,693
   Unearned revenue                                                               512,206              521,027
   Long-term debt due within one year                                           2,463,780            1,858,257
   Notes payable and accrued interest subject to conversion
    into an indeterminable number of shares of common stock                        86,080              163,459
   Derivative liabilities                                                          97,270              117,749
   Other current liabilities                                                       60,000              265,000
                                                                         -----------------    -----------------
     Total current liabilities                                                  5,385,940            4,745,708
Long-term debt to related parties                                                 103,971              241,152
Long-term debt                                                                  2,625,414            2,369,694
Net capital deficiency:
   Preferred stock; $.001 par value; authorized 200,000
    shares; outstanding 200,000 shares                                                200                  200
   Common stock; $.001 par value; authorized 500,000,000
    shares; issued and outstanding 11,945,907 shares
    (6,001,332 shares at June 30, 2005)                                            11,946                6,001
   Common stock to be issued                                                    8,703,927            8,703,927
   Convertible promissory note and accrued interest                               105,140              101,140
   Additional paid in capital                                                  23,874,030           22,998,916
   Retained deficit                                                           (29,539,108)         (27,659,909)
                                                                         -----------------    -----------------
     Total stockholders' equity                                                 3,156,135            4,150,275
                                                                         -----------------    -----------------
                                                                          $    11,271,460      $    11,506,829
                                                                         =================    =================

                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                 Condensed Consolidated Statements of Operations

                                              Three months ended                      Six months ended
                                                  December 31                            December 31
                                      -----------------------------------   -----------------------------------
                                            2005              2004                 2005              2004
                                      ----------------  -----------------   -----------------  ----------------
                                         (restated)        (restated)           (restated)        (restated)
Revenues                               $    1,196,958    $             -     $     2,316,374    $            -
Cost of goods sold                            266,145                  -             542,184                 -
                                      ----------------  -----------------   -----------------  ----------------
Gross profit                                  930,813                  -           1,774,190
Operating expenses:
   General & administrative                 1,587,951            713,327           3,273,544         1,019,205
   Research & development                     457,926          1,209,705             458,573         1,209,705
                                      ----------------  -----------------   -----------------  ----------------
                                            2,045,877          1,923,032           3,732,117         2,228,910
                                      ----------------  -----------------   -----------------  ----------------
Net loss from operations                   (1,115,064)        (1,923,032)         (1,957,927)       (2,228,910)
Other expenses:
   Change in fair value of
    derivative liabilities                    (24,174)            20,902             (32,982)           51,300
   Interest expense, net                      (41,662)           (15,786)            (64,346)          (25,559)
   Loss on disposal of
    equipment                                  (1,277)                 -              (1,277)                -
                                      ----------------  -----------------   -----------------  ----------------
                                              (67,113)             5,116             (98,605)           25,741
                                      ----------------  -----------------   -----------------  ----------------
Net income from operations
 before provision for income
 taxes                                     (1,182,177)        (1,917,916)         (2,056,532)       (2,203,169)
Provision for income taxes                     12,000                  -              12,000               800
                                      ----------------  -----------------   -----------------  ----------------

Net loss from continuing
 operations                                (1,194,177)        (1,917,916)         (2,068,532)       (2,203,969)

Net gain on disposal of
 discontinued operations, net
 of provision for income taxes                      -            139,517                   -           139,517
                                      ----------------  -----------------   -----------------  ----------------

Net loss                               $   (1,194,177)   $    (1,778,399)    $    (2,068,532)   $   (2,064,452)
                                      ================  =================   =================  ================


Net loss per common share              $        (.122)   $         (.399)    $         (.242)   $        (.476)
                                      ================  =================   =================  ================



                             See accompanying notes.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

                 Condensed Consolidated Statements of Cash Flows

                                              Three months ended                      Six months ended
                                                  December 31                            December 31
                                      -----------------------------------   -----------------------------------
                                            2005              2004                 2005              2004
                                      ----------------  -----------------   -----------------  ----------------
                                         (restated)        (restated)           (restated)        (restated)
Cash flows from operating activities:
   Net loss                            $   (1,194,177)    $   (1,778,399)     $   (2,068,532)   $   (2,064,452)
   Adjustment to reconcile net
    loss to net cash provided by
    (used in) operating
    activities:
     Provision for uncollectible
      accounts                                      -            723,506                   -           723,506
     Depreciation &
      amortization                            251,460                  -             554,657                 -
     Unearned revenue                          62,072                  -              (8,821)                -
     Change in fair value of
      derivative liabilities                   24,174            (20,902)             32,982           (51,300)
     Shares issued in exchange
      for services                            469,988            998,599             806,757         1,310,207
     Loss on disposal of
      equipment                                 1,277                  -               1,277                 -
     Changes in assets and
      liabilities:
       Receivables                           (162,675)                 -            (119,352)                -
       Other assets                            47,528            (23,000)             90,831           (23,000)
       Accounts payable                      (212,061)            40,273             158,038            41,242
       Accrued liabilities                    142,875            611,997              31,639           613,616
                                      ----------------  -----------------   -----------------  ----------------
                                             (569,539)           552,074            (520,524)          549,819
Cash flow from discontinued
  operations                                        -           (508,230)                  -          (508,230)
Cash flows from investing
 activities:
   Capital expenditures                             -                  -             (58,299)                -
   Advances received from
    (paid to) related parties                  30,715            (39,787)             39,925           (39,787)
                                      ----------------  -----------------   -----------------  ----------------
                                               30,715            (39,787)            (18,374)          (39,787)
Cash flows from financing
 activities:
  Proceeds from long-term debt              1,000,000                  -           1,000,000                 -
   Principal payments on long-
    term debt                                (101,953)                 -             (88,757)                -
   Principal payments on long-
    term debt to related parties              (61,265)                 -            (107,181)                -
                                      ----------------  -----------------   -----------------  ----------------
                                              836,782                  -             804,062                 -
                                      ----------------  -----------------   -----------------  ----------------
Net change in cash                     $      297,958      $       4,057       $     265,164     $       1,802
                                      ================  =================   =================  ================

                             Continued on next page.

                            ENCOMPASS HOLDINGS, INC.
                  (Formerly known as Nova Communications Ltd.)

           Condensed Consolidated Statements of Cash Flows (continued)

                                              Three months ended                      Six months ended
                                                  December 31                            December 31
                                      -----------------------------------   -----------------------------------
                                            2005              2004                 2005              2004
                                      ----------------  -----------------   -----------------  ----------------
                                         (restated)        (restated)           (restated)        (restated)

Cash at beginning of period            $       13,502    $             -     $        46,296    $        2,255

Net change in cash                            297,958              4,057             265,164             1,802
                                      ----------------  -----------------   -----------------  ----------------

Cash at end of period                  $      311,460    $         4,057     $       311,460    $        4,057
                                      ================  =================   =================  ================


Supplemental disclosure of
 non-cash investing and
 financing activities:

   Notes receivable exchanged
    for equipment                      $      137,500    $             -     $       137,500    $            -
                                      ================  =================   =================  ================

   Notes payable and accrued
    interest converted to
    common stock                       $      151,540    $       113,178     $       161,314    $      325,132
                                      ================  =================   =================  ================

   Payable to related party
    exchanged for preferred
    stock                              $            -    $       442,732     $             -    $      442,732
                                      ================  =================   =================  ================
















                             See accompanying notes.

                            NOVA COMMUNICATIONS LTD.

                   Consolidated Notes to Financial Statements
                                December 31, 2005

1.       Summary of significant accounting policies
         ------------------------------------------

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


1.       Summary of significant accounting policies
         ------------------------------------------

         RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS TO REFLECT DERIVATIVE ACCOUNTING (CONTINUED): pursuant to SFAS No. 133, "Accounting for
         Derivative Instruments and Hedging Activities," as amended, and Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock".

         The Company estimated the fair value of the conversion feature of its notes payable to be $97,270 as of December 31, 2005 and is reported in the accompanying consolidated balance sheet as derivative liabilities. Under EITF No. 00-19, this amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other expense for the change in fair value of derivative liabilities in the consolidated statement of operations of $24,174 for the three months ended December 31, 2005 and $32,982 for the six months ended December 31, 2005 (other income of $20,902 for the three months ended December 31, 2004 and $51,300 for the six months ended December 31, 2004).

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


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         REVENUE RECOGNITION (CONTINUED): services. Payments received in advance of providing services are deferred until the period such services are provided, except in the case of non-refundable payment including last-month deposits, which are recognized when service is initiated. Equipment sales and installation revenue are recognized when installation is completed.

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

         Also, the Company entered into an agreement for up to $2,500,000 of additional financing for the development of its recreational water sports products. The Company

         ----------------------

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

3.       Notes payable  subject to conversion into an  indeterminable  number of
         -----------------------------------------------------------------------
         shares of common stock
         ----------------------

         Notes payable are due one year from the issuance date of the note with interest at rates ranging from 8% to 20% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon ten days written notice after six months from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at prices per share ranging from 70% to 90% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 886,146 shares of its common stock if the principal and accrued interest of the notes were converted as of December 31, 2005.

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

4.       Common stock
         ------------

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

5.       Subsequent events
         -----------------

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

Date: May 30, 2006                             ENCOMPASS HOLDINGS, INC.

                                                By: /s/ ARTHUR N. ROBINS
                                                ----------------------------
                                                Arthur N. Robins
                                                Chief Executive Officer