Form 10KSB/A
period 2005-06-30
ENCOMPASS HOLDINGS, INC.
filed 2006-06-26
CIK 769882

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 26th day of June, 2006.


                                            ENCOMPASS HOLDINGS, INC.

                                            By: /s/ LESLIE I. HANDLER
                                                  President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                          Date

/s/ LESLIE I.HANDLER      President; Director            June 26, 2006
    Leslie I. Handler

/s/ ARTHUR N. ROBINS      Chief Executive Officer;
    Arthur N. Robins      Director                       June 26, 2006

/s/ JAMES F. ABEL,III     Corporate Secretary;
    James F. Abel,III     Director                       June 26, 2006

/s/ GREG K. HOGGATT       Director                       June 26, 2006
    Greg K. Hoggatt

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


                                             /s/ TIMOTHY L. STEERS, CPA, LLC


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


         DEBT DISCOUNT: The Company accretes the discount on their convertible notes payable using the effective interest method over the period from issuance of the notes until repayment or conversion, which ever is shorter.


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


         Derivative liabilities were valued using the Black-Scholes Option Pricing Model with the following assumptions during the year ended June 30, 2005: dividend yield of 0%; average annual volatility of 172.77%; and average risk free interest rate of 3.45% (dividend yield of 0%; average annual volatility of 178.70%; and average risk free interest rate of 2.09% for 2004).


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

         SHARE-BASED PAYMENTS: The Company uses a fair value based method of accounting for share-based payments under Financial Accounting Statement ("SFAS") No. 123R "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95". Under SFAS 123R, share-based payment transactions in which the Company receives services from employees and non-employees, in exchange

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

1.       Business and summary of significant accounting policies (continued)
         -------------------------------------------------------------------

         SHARE-BASED PAYMENTS (CONTINUED): for either equity instruments of the Company or liabilities that may be settled by the issuance of such equity instruments, are valued at the fair value of the Company's equity instruments and expensed in the consolidated statement of operations at the time of issuance.

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

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

         The 100,000 shares of Nova's Series "B" preferred stock were valued at $.0025 per share or $250. Management of the Company estimated the value of the preferred

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

3.       Business combinations (continued)
         ---------------------------------

         shares exchanged after considering the historical trend of the trading prices for its common stock and the limited volume of shares being traded.

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

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

3.       Business combinations (continued)
         ---------------------------------

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
                                                                              ===============  ===============

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

4.       Cash flow information (continued)
         ---------------------------------

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

7.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

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
                                                        ================  ================  ================

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

7.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

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
                                                        ================  ================  ================

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

7.       Restatement of previously issued financial statements (continued)
         -----------------------------------------------------------------

                                                          As previously
                                                            reported        Adjustments       As restated
                                                        ----------------  ----------------  ----------------
              Notes payable and accrued
               interest subject to conversion
               into a indeterminable number of
               shares of common stock                    $      416,500    $      (92,128)   $      324,372
                                                        ================  ================  ================
              Derivative liabilities                     $            -    $      100,475    $      100,475
                                                        ================  ================  ================
                Total current liabilities                $    1,275,090    $      (18,882)   $    1,256,208
                                                        ================  ================  ================

            Stockholders' deficit:
              Additional paid-in-capital                 $   20,749,385    $     (147,000)   $   20,602,385
                                                        ================  ================  ================
              Retained deficit                           $  (22,241,568)   $      165,882    $  (22,075,686)
                                                        ================  ================  ================
                Total stockholders' deficit              $     (734,816)   $       18,882    $     (715,934)
                                                        ================  ================  ================

            Other income (expenses):
              Change in fair value of derivative
               liabilities                               $            -    $       92,382    $       92,382
                                                        ================  ================  ================
              Interest expense                           $      (89,946)   $       73,500    $      (16,446)
                                                        ================  ================  ================
          Total other expenses                           $     (587,703)   $      165,882    $     (421,821)
                                                        ================  ================  ================
            Net loss from continuing operations          $   (4,309,002)   $      165,882    $   (4,143,120)
                                                        ================  ================  ================

            Net loss                                     $   (4,442,782)   $      165,882    $   (4,276,900)
                                                        ================  ================  ================

            Net loss per common share from
             continuing operations                       $        (1.35)   $            -    $        (1.35)
                                                        ================  ================  ================

8.       Long-term debt
         --------------

         Long-term debt consisted of the following as of June 30:

                                                                       2005             2004
                                                                   --------------   --------------
          Claims  allowed  under Plan of  Reorganization  of
           NACIO;  payable  $800,000 by  September  2006 and
           $20,000  per month plus 5% of the first  $200,000
           of gross revenues in excess of $400,000,  then 7%
           of the next $200,000 of gross revenues,  then 10%
           of the next  $200,000 of gross  revenues;  over a
           five year period; unsecured                              $  4,197,951     $          -
                                                                   ==============   ==============

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

8.       Long-term debt (continued)
         --------------------------

                                                                       2005             2004
                                                                   --------------   --------------
                  Less principal due within one year                   1,828,257
                                                                   --------------   --------------
                  Long-term obligations                             $  2,369,694     $          -
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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

12.      Preferred stock (continued)
         ---------------------------

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

12.      Common stock (continued)
         ------------------------

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

14.      Income taxes (continued)
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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

15.      Segment information (continued)
         -------------------------------

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

17.      Recently issued pronouncements
         ------------------------------

         In July 2004, the Emerging Issues Task Force issued a draft abstract for EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

17.      Recently issued pronouncements (continued)
         ------------------------------------------

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

                            NOVA COMMUNICATIONS LTD.

                    Notes to Consolidated Financial Statement
                                  June 30, 2005

         Management does not expect the implementation of this new standard to have a material impact on its consolidated financial position, results of operations and cash flows.