Form 10KSB
period 2006-06-30
ENCOMPASS HOLDINGS, INC.
filed 2006-09-29
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to.

Commission file number: 333-82608

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	95-4756822 (I.R.S. Employer Identification No.)

1005 TERMINAL WAY, SUITE 110, RENO, NEVADA 89502-2179
(Address of principal executive office) (Zip Code)

(775) 324-8531
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE

NOVA COMMUNICATIONS LTD.
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ x ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act) YES [    ] NO [ X ]

Issuer's revenues for its most recent fiscal year was $ 4,372,317.

The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of August 31, 2006 was $1,585,101 based on the average bid and ask prices on August 31, 2006.

As of September 28, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value was 29,570,035 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [   ]   No [ x ]

This report includes “forward-looking statement” with the meaning of the federal securities laws. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “will”, “would”, “could”, “should”, “expects”, “plans”, “anticipates”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties. All forward-looking statements included in this report are made as of the date of this report and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

Encompass Holdings, Inc. is in the business of acquiring ownership interests in developing companies across a wide range of industries and providing financial and managerial assistance to those companies. We seek to acquire growth companies that, in our opinion, have reasonable potential for long term expansion. At the current time, we have two wholly-owned subsidiaries; Aqua Xtremes, Inc. which in turn owns 100% of Xtreme Engines, Inc. which in turn owns 51% of Rotary Engine Technologies, Inc; and Nacio Systems, Inc, which owns 100% of Interactive Holding Group, Inc. Our strategy emphasizes vertical and horizontal diversification, innovative product development, and overall market penetration. Our goal is long-term value creation with attractive returns to our shareholders.

All references to our business include our subsidiaries, on a consolidated basis. Information regarding our business is available at www.encompassholdings.com.

BUSINESS STRATEGY

AQUA XTREMES, INC./ XTREME ENGINES, INC. / ROTARY ENGINE TECHNOLOGIES, INC.

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

Xtreme Engines, Inc., a Nevada Corporation and a wholly-owned subsidiary of Aqua Xtremes, Inc., is refining the rotary engine, utilized in the XBoards(TM), to bring it into full compliance with today's EPA standards, while at the same time creating an engine that will utilize a variety of alternative fuels. The engine has been designed to power the XBoard(TM). It will also be sold separately to different manufacturers which will utilize it in the areas of water, sea and air applications, including co-generation.

Rotary Engine Technologies, Inc., a Nevada Corporation and a 51% owned subsidiary of Xtreme Engines, owns considerable rotary engine intellectual property as well as prototypes of various power sizes. It is focusing on bringing these various engines, that run on a variety of fuels, to market.

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

Nacio Systems, Inc.'s Professional Services and Application Development groups provide customization services to ensure that the applications Nacio delivers are tailored to specific business needs and are successfully deployed across the customer's enterprise. In the face of increasing costs and the complexities of today's corporate applications, Nacio System’s hosted application services helps companies stay focused on their core business by providing them cost-effective, low- maintenance ways to update their websites, manage their data and documents, leverage rapid application development and increase operational efficiency.

Nacio Systems, Inc. sells forensic software under the name "ATTEST Systems." Attest Systems has developed GASP, a software product that enables companies to discover the software and hardware assets deployed across their enterprise. Using GASP, companies can remotely audit every computer on the corporate network, and, using GASP's extensive reporting capabilities compare the results against their owned licenses. This allows companies to control software license and maintenance costs, stay compliant with software license terms, inventory for disaster recovery planning and make informed IT purchasing decisions. Attest released the latest version of GASP, GASP V7.0 in the 4th quarter of 2005.

Nacio Systems, Inc. also developed a Government Services Division which is focusing on all levels of municipal, state and government RFP’s associated with hosting, applications software, disaster recovery and business continuity. To facilitate this business, a number of new partnerships and teaming agreements have been entered into with minority owned, disabled veteran, and other like entities.

International Holding Group, Inc. no longer has any operations. Its previous operations are now being conducted by Nacio Systems, Inc.
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

Our 51% owned subsidiary, Rotary Engine Technologies, Inc., conducts its business from a 7,000 square foot facility at 3705 Shares Place in Riviera Beach, Florida.

Nacio conducts its business from 55 Leveroni Court, Novato, California, a 28,800 square foot, highly specialized, raised floor facility constructed to provide N-2 Fault Tolerance for electricity as well as redundant band width. An additional 7,000 square foot network operating center is located in a separate building.

ITEM 3.     LEGAL PROCEEDINGS

We are a party to the following legal proceedings:

Nacio Systems, Inc. v. Nacio Investment Group, LLC ("NIG"); Frank Ehret; David Lyons; and Does 1-10; NIG v. Nacio Systems, Inc., a California corporation and Nacio Systems, Inc., a Nevada corporation; and Nova Communications Ltd. Case # CV 052533 pending in the California Superior Court, County of Marin. Relief sought in cross-complaint against Nova Communications Ltd. involves rescission of any transaction by which Nova acquires or acquired any assets from Nacio Systems, Inc. and recovery of any proceeds from the disposition of those assets. NIG alleges that Nova has engaged in a fraudulent conveyance with Nacio Systems, Inc. in violation of California Civil Code 3439.04. NIG claims it is entitled to rescission of the conveyance and recovery of any proceeds received by Nova from any disposition of those assets.

Case Number OSCC4761 between Nova Communications, Ltd. And Arthur Robins v. Powerski International, Robert Montgomery, and does 1-10, pending in the California Superior Court; County of Orange was resolved on June 9, 2006 at mediation.

Easton Corporation, (a Nacio Systems, Inc. vendor) obtained a judgment for $29,353.99 on May 22, 2006. Nacio did not defend against the action and anticipates settling the matter by payment of the judgment amount.

Golden Gate Investors, Inc. v. Encompass Holdings, Inc. Case number GC865836, Superior Court, and County of San Diego is for the recovery of $45,000 cash advances and penalties. We expect to reach a settlement of this matter in the near term.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol ECHM. The following table sets forth the range of high and low bid prices during each quarter for the years ended June 30, 2006 and June 30, 2005. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

	LOW	HIGH
Q 1-2005 Q 2-2005 Q 3-2005 Q 4-2005	$0.01 0.50 0.98 0.46	$0.01 3.35 1.55 1.15

Q 1-2006 Q 2-2006 Q 3-2006 Q 4-2006	$0.24 0.15 0.19 0.15	$1.37 0.25 0.38 0.27

RECORD HOLDERS

We have only one class of common stock. As of June 30, 2006 there were 1,051 shareholders of record for our common stock and a total of 28,820,035 shares of common stock issued and outstanding.

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

On July 8, 2005, the Company issued 500,000 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.70 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $350,000 as a result of the issuance.

On July 27, 2005, the Company issued 630,700 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.80 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $504,560 as a result of the issuances.

On August 18, 2005, the Company issued 550,000 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.60 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $330,000 as a result of the issuances.

On September 23, 2005, the Company issued 60,000 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.31 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $18,600 as a result of the issuances.

On October 4, 2005, the Company issued 50,000 share of its common stock as partial payment for a software license for a product sold by NACIO. Management of the Company valued the shares issued at $.17 per share, the closing bid price of the Company’s common stock on the date of issuance, and capitalized software costs of $8,500 as a result of the issuance.

On October 21, 2005, the Company issued 163,100 share of its common stock in exchange for accrued legal fees aggregating $30,989. Management of the Company valued the shares issued at $.19 per share, the closing bid price of the Company’s common stock on the date of issuance.

On November 7, 2005, the Company issued 1,600,000 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.25 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $399,000 as a result of the issuances.

On December 1, 2005, the Company issued 500,000 share of its common stock in exchange for accrued compensation to an officer of the Company aggregating $100,000. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance.

Also on December 1, 2005, the Company issued 200,000 share of its common stock in exchange for accrued legal fees aggregating $40,000. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance.

On April 11, 2006, the Company issued 434,783 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.23 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $100,000 as a result of the issuance.

On May 9, 2006, the Company issued 162,278 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.235 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $38,135 as a result of the issuances.

On May 17, 2006, the Company issued 1,100,000 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $220,000 as a result of the issuances.

On June 7, 2006, the Company issued 350,000 share of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.13 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $45,605 as a result of the issuances.

On June 27, 2006, the Company issued 4,102,140 share of its common stock in exchange for $820,430 of debt of NACIO. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance.

During the fiscal year ended June 30, 2006, pursuant to an Asset Acquisition Agreement, the Company issued 6,897,000 shares of common stock to Nacio Systems, Inc. (a California corporation) to complete the acquisition of Nacio’s assets and liabilities by Encompass’ wholly owned subsidiary Nacio Systems, Inc. (a Nevada Corporation). The Company also issued 400,000 shares of common stock to one investor for $4,400 cash.

In April and June 2005, we issued an aggregate of 340,000 shares of common stock to three individuals. Of that amount, 240,000 were issued in connection with the conversion of certain non- negotiable convertible promissory notes in the principal amount of $100,000. Each of the notes allowed the holder to convert all or any portion of the principal amount and accrued interest into our common stock based upon a conversion price of 70% of the closing bid price on the date of conversion. At this time, all of these notes have been converted into common shares.

In April and May 2005, we issued non-negotiable convertible promissory notes in the aggregate principal amount of $35,000. Each note carried interest at 20% per annum. The principal amount of each note, plus accrued interest, is convertible into our common stock at a conversion price equal to 90% of the closing bid price on the date of conversion, depending on the length of time the notes have been outstanding. At this time, none of the holders of these notes have exercised their respective conversion rights.

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

During fiscal year ended December 31, 2004, we issued 32,000,000, pre reverse split, common shares of our common stock to our then current President and CEO, Kenneth D. Owen as long term compensation.

Between August 20, 2003 and December 29, 2003, we issued an aggregate of $490,000 of Convertible Promissory Notes to a select group of investors totaling 19 persons. As of this date all of these convertible promissory notes have been converted into common shares.

On December 2, 2003, we issued 4,000,000, pre reverse split, common shares of our common stock to Kenneth D. Owen, our then current President and CEO.

Each of these transactions was considered exempt from the registration requirements of the Securities Act of 1933 in reliance upon the exemptions at Section 4(2) and/or 4(6) of said Act. Each transaction was privately negotiated with sophisticated persons or persons or entities qualified as accredited investors with whom we had an existing business or personal relationship, without the use of advertising or general solicitation.

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

EXECUTIVE LEVEL OVERVIEW

The Company's operating strategies focus on the development of recreational water sports products and the management of its high speed Internet access and enterprise server facilities. The Company has begun selling distributorships for its recreational water sports products and expects to begin manufacturing and selling those products in 2006. Revenues for Nacio Systems, Inc. consist of dedicated Internet access fees; hosting, co-location and enterprise service facility fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connection and connectivity services; and the sale of computer software compliance monitoring services and products.

Revenues for Aqua Xtremes, Inc. to date consist of the sale of dealerships.

We presently have executive offices at 1005 Terminal Way, Suite 110, Reno,
Nevada 89502-2179 Nacio Systems, Inc.'s enterprise server facilities are located at, 55 Leveroni Court, Novato, California 94949. Aqua Xtreme's and its wholly owned and partially owned subsidiaries, carry out their enterprise utilizing facilities located at 3750 Shares Place, Riviera Beach, Florida 33404. Currently, the only significant business risk of Nacio Systems, Inc.'s operations is that the electricity to power the enterprise service facility is obtained from a single-source supplier, Pacific Gas & Electric. Nacio Systems, Inc. has available back-up power generators sufficient to continue to power their enterprise server facilities in the event of short-term power losses. However, if the supply of power to Nacio Systems, Inc. by Pacific Gas & Electric were delayed or curtailed, the ability of Nacio Systems, Inc. to provide services to its customers could be adversely affected.

Agua Extremes and its subsidiaries have not yet achieved commercial production and are dependent on the raising of additional capital to achieve commercial delivery of their products. Substantial purchase orders have been obtained for the delivery of these products and are awaiting the commencement of commercial delivery from Aqua’s vendors. Management is continuing its quest for the additional capital required to achieve commercial delivery.

RESULTS OF OPERATIONS

Years ended June 30:
	2006	2005	Increase	%
Sales	$4,372,317	$1,316,697	$ 3,055,620	232%

The increase in sales during the year ended June 30, 2006 over 2005 was attributable to the purchase of all of the operating assets and liabilities of Nacio Systems, Inc., a California corporation effective April 1, 2005. Sales as a result of the purchase of the Nacio Systems, Inc. assets effective as of April 1, 2005 aggregated $4,372,317 for the 12 months ended June 30, 2006 and $977,478 for the 3 months ended June 30, 2005.

Years ended June 30:
	2006	2005	Increase	%
Cost of sales	$1,125,998	$299,013	$826,985	277%

The increase in the cost of sales during the year ended June 30, 2006 over 2005 was also attributable to the purchase of Nacio effective April 1, 2005. Cost of sales is related almost entirely to Nacio's products. Nacio’s cost of sales for the 12 months ended June 30, 2006 was $1,121,706.

Years ended June 30:
	2006	2005	Increase	%
Selling, general and administrative costs:

Aqua Xtremes, Inc. and Encompass Holdings, Inc.	$3,642,341	$4,261,365	$(619,024)	6%
Nacio Systems, Inc.	3,431,025	1,135,459	2,295,566	209%
Interactive Holding Group, Inc.	-	208,965	(208,965)	(100)%
	$7,073,366	$5,605,789	$1,467,577

The decrease in selling, general & administrative expenses of Encompass consisted primarily of the write-off of advances during the year ended June 30, 2005 aggregating $723,506. The increase in selling, general & administrative expenses of Nacio Systems, Inc. & Interactive Holding Group, Inc. resulted from their acquisition effective April 1, 2005.

Years ended June 30:
	2006	2005	Decrease	%
Research & development expenses	$615,044	$744,677	$129,633	17%

Research & development expenses related entirely to the development of the Aqua Xtremes, Inc.'s recreational water sports products. The Company began developing those products in August 2004. Research and development activities decreased because the company is closer to completion of and production of the export.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 compared to June 30, 2005:

Years ended June 30:
	2006	2005	Increase	%
Total assets:

Aqua Xtremes, Inc. and Encompass Holdings, Inc.	$8,773,180	$401,114	$8,372,066	2087%
Nacio Systems, Inc.	10,378,669	10,763,652	(384,983)	(4)%
Interactive Holding Group, Inc.	-	342,063	(342,063)	(100)%
	$19,151,849	$11,506,829	$7,645,020

The Company's change in assets is primarily the result of the acquisition on April 3, 2006 of Rotary Engine Technology which consisted of machinery, equipment and patterns having a fair market value of $3,940,000 and intellectual properties with a fair market value of $4,477,000.

ITEM 7.     FINANCIAL STATEMENTS

Our consolidated, audited financial statements including a balance sheet as of the fiscal year ended June 30, 2006 and audited statements of operations, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-29 and are incorporated herein by this reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In its two most recent fiscal years or any later interim period, we have had no disagreements with our certifying accountants on accounting and financial disclosures.

ITEM 8A.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the ninety days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in ensuring that material information related to us, required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and regulations of the SEC. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH THE SECTION 16 (a) OF THE EXCHANGE ACT.

The following persons constitute all of the Company's Executive Officers and Directors:

NAME	AGE	POSITION
Leslie I. Handler	68	President, Director
Arthur N. Robins	55	Chief Executive Officer, Director
James F. Abel, III	45	Corporate Secretary, Director
Greg K. Hoggatt	48	Director

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

James F. Abel, III is presently employed as the Director of Operations for Mane Incorporated with the responsibility of oversight of several production facilities. He previously was President of The Hines Group, Inc., a precision custom metal stamping company with headquarters in Queensboro, Kentucky.

Greg K. Hoggatt is presently an international captain for Delta Airlines and resides in Pensacola, Florida. Greg is also President and CEO of Millenium Wellness, Inc., a worldwide holistic medical company aimed at health and wellness technologies. Previous to joining Delta, Greg was an officer and fighter pilot in the United States Navy Flying the F-16 and training navy fighter pilots in electronic counter measures and air combat maneuvers.

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

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION	LONG TERM COMPENSATION

Arthur N. Robins CEO	2006	$240,000 (a)	-0-

Mr. Robins' annual cash compensation is unpaid at this time and is being accrued. We issued to Mr. Robins 500,000 of our common shares valued at $100,000 in lieu of the cash equivalent.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2006, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock	Leslie I. Handler 382 Running Springs Dr. Palm Desert, CA 92276	-0-(a)	0%
Common Stock	Arthur N. Robins 1005 Terminal Way, Suite 110, Reno, Nevada 89502-2179	502,000	*
Common Stock	James F. Abel, III 1005 Terminal Way, Suite 110, Reno, Nevada 89502-2179	-0-	0%
Common Stock	Greg K. Hoggatt 333 Panferio Dr. Pensacola, FL 32561	-0-	0%
Common Stock (all officers and directors as a group-4 persons)		502,000	*
* Less than one percent
(a)	Mr. Handler's holdings do not include 31,319 shares held by Mr. Handler's wife, as to which he has neither voting nor investment control and for which he disclaims beneficial ownership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective May 9, 2005, we acquired the remaining 49% of the issued and outstanding common stock of Aqua Xtremes, Inc., which we did not own, resulting in the latter becoming our wholly-owned subsidiary. The shares were acquired from Arthur N. Robins, our Chief Executive Officer and a director. In consideration of the transfer by Mr. Robins, we issued to Mr. Robins 100,000 shares of our Series "B" Preferred Stock, which constituted the majority voting power of the registrant. In addition, we issued to Mr. Robins a Subordinated Convertible Non-Negotiable Promissory Note in the principal amount of $100,000. The terms of the Note provided that the principal amount and accrued interest balance of the Note must be converted by Mr. Robins into 40 million shares of the Company’s common stock over a period of thirty-six (36) months from the date of the Note. As of the date of this Report, none of the principal or interest has been converted by Mr. Robins and no shares have been issued to him under the Note.

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

	6/30/05	6/30/06
Audit fees billed	$35,032	$122,126

PART F/S

INDEX TO FINANCIAL STATEMENTS

ENCOMPASS HOLDINGS, INC.

Table of Contents
Years ended June 30, 2006 and 2005

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:
Balance sheets	F-3 - F-4
Statements of operations	F-5
Statements of stockholders’ equity (deficit)	F-6 - F-7
Statements of cash flows	F-8
Notes to consolidated financial statements	F-9 - F-29

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 28th day of September, 2006.

ENCOMPASS HOLDINGS, INC.

By: /s/ LESLIE I. HANDLER President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LESLIE I.HANDLER Leslie I. Handler	President; Director	September 28, 2006

/s/ ARTHUR N. ROBINS Arthur N. Robins	Chief Executive Officer; Director	September 28, 2006

/s/ JAMES F. ABEL,III James F. Abel,III	Corporate Secretary; Director	September 28, 2006

/s/ GREG K. HOGGATT Greg K. Hoggatt	Director	September 28, 2006

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

PLAN OF REORGANIZATION

2.1	*	Articles and Agreement of Merger dated July 21, 1999

ARTICLES OF INCORPORATION AND BY-LAWS

3(i)	*	Articles of Incorporation of First Colonial Ventures Ltd. dated March 25, 1985.

3(ii)	*	Certificate of Amendment of First Colonial Ventures Ltd. dated August 12, 1985.

3(iii)	*	Certificate of Amendment of First Colonial Ventures Ltd. dated September 3, 1985.

3(iv)	*	Certificate of Amendment of First Colonial Ventures Ltd. dated February 3, 1992.

3(v)	*	Articles of Incorporation of Nova Communications Ltd. dated July 21, 1999.

3(vi)	*	Articles of Amendment of Nova Communications Ltd. effective June 30, 2005.

3(vii)	*	Articles of Amendment of Nova Communications Ltd. effective January 27, 2006.

3(viii)	*	Bylaws

10.1	*	Asset Aquisition Agreement dated March 28, 2006 with Rotary Engines, Inc.

10.2	*	Asset Purchase Agreement dated April 1, 2005 by and among Nacio Systems, Inc., a Nevada corporation; Nova Communications Ltd., a Nevada corporation; and Nacio Systems, Inc., a California corporation.

10.3	*	Agreement with Wankel AG effective December 31, 2005.

21		SUBSIDIARIES

CERTIFICATIONS

31.1		Rule 15d-14(a) certifications

31.2		Rule 15d-14(a) certifications

32.1		Section 1350 certifications

32.2		Section 1350 certifications

*	Incorporated herein by reference from filings previously made by the Company

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:
Balance sheets	F-3 - F-4
Statements of operations	F-5
Statements of stockholders’ equity (deficit)	F-6 - F-7
Statements of cash flows	F-8
Notes to consolidated financial statements	F-9 - F-29

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Table of Contents
Years ended June 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Encompass Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Encompass Holdings, Inc. (formerly Nova Communications Ltd) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TIMOTHY L. STEERS, CPA, LLC

September 22, 2006
Portland, Oregon

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Balance Sheets

	June 30
	2006	2005
ASSETS
Current assets:
Cash	$146,935	$46,296
Accounts receivable, less allowance for uncollectible accounts of $87,458 in 2006 ($140,025 in 2005)	405,545	420,175
Other receivables	-	27,570
Receivable from related party	-	67,603
Prepaid expenses	335,063	324,284
Total current assets	887,543	885,928
Property & equipment:
Equipment	7,665,637	6,919,688
Computer software & licenses	695,237	281,510
Furniture	228,595	229,872
Website	72,223	50,637
Leasehold improvements	7,143,454	7,142,345
	15,805,146	14,624,052
Less accumulated depreciation & amortization	(5,712,316)	(4,514,441)
	10,092,830	10,109,611
Rotary engine patterns not yet used on operations	3,240,000	-
Equipment not yet assigned to customers	31,084	44,020
Net property & equipment	13,363,914	10,153,631
Other assets:
Demonstration rotary engines not held for sale	2,310,000	-
Rotary engine intellectual assets	2,167,000	-
Patents & trademarks	20,308	3,479
Deposits & other	403,084	326,291
Note receivable	-	137,500
Total other assets	4,900,392	467,270

	$19,151,849	$11,506,829

Continued on next page.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Balance Sheets (continued)

	June 30
	2006	2005
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,019,394	$1,552,138
Accrued payroll & payroll related liabilities	537,166	225,097
Income taxes payable	9,400	4,000
Payable to related party	35,578	-
Accrued interest	457,846	297,027
Other accrued liabilities	839,290	1,668,400
Unearned revenue	286,318	288,093
Loans payable	924,191	829,191
Notes payable & accrued interest subject to conversion
into an indeterminable number of shares of common stock	71,660	163,459
Derivative liabilities	6,371	117,749
Long-term obligations due within one year	3,773,666	563,915
Long-term debt to related parties due within one year	30,000	30,000
Total current liabilities	8,990,880	5,739,069

Long-term debt to related parties	84,464	241,152

Long-term obligations	1,911,313	1,376,417

Accrued interest	71,847	-

Minority interest	5,306,746	-

Stockholders’ equity:
Preferred stock; $.001 par value; authorized 200,000 shares:
Series A - 100,000 shares designated, issued & outstanding	100	100
Series B - 100,000 shares designated, issued & outstanding	100	100
Common stock; $.001 par value; authorized 500,000,000 shares; outstanding ---28,820,035 shares in 2006
(6,001,332 shares in 2005)	28,820	6,001
Common stock to be issued	-	8,703,927
Convertible promissory note & accrued interest	107,140	101,140
Additional paid-in capital	34,810,660	22,809,499
Retained deficit	(32,160,221)	(27,470,576)
Total stockholders’ equity	2,786,599	4,150,191

	$19,151,849	$11,506,829

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Statements of Comprehensive Loss

	Years ended June 30
	2006	2005
Sales	$4,372,317	$1,316,697

Cost of sales	1,125,998	299,013

Gross profit	3,246,319	1,017,684

Operating expenses:
Selling, general & administrative	7,073,366	5,518,511
Research & development	615,044	744,677
Total operating expenses	7,688,410	6,263,188

Net operating loss	(4,442,091)	(5,245,504)

Other Income (expenses):
Change in fair value of derivative liabilities	(24,471)	1,951
Loss on disposal of property & equipment	(1,277)	-
Interest expense	(366,622)	(288,454)
Total other expenses	(392,370)	(286,503)

Net loss from continuing operations before minority interest in net loss & provision for income taxes(4,834,461)		(5,532,007)

Minority in net loss	150,216	-

Provision for income taxes	(5,400)	(2,400)

Net loss from continuing operations	(4,689,645)	(5,534,407)

Discontinued operations- net gain on disposal, net of provision for income taxes	-	139,517

Net loss	$(4,689,645)	$(5,394,890)

Net loss per common share:
Continuing operations	$(.36)	$(1.27)
Discontinued operations	$-	$.03

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Statements of Stockholders’ Equity (Deficit)
July 1, 2004 through June 30, 2006

	Preferred stock		Common stock

	Shares	Amount	Shares	Amount
Balance at July 1, 2004	-	$ -	3,439,815	3,440
Common stock issued	-	-	50,000	50
Common stock issued for cash	-	-	68,965	69
Common stock issued upon conversion of notes payable & accrued interest	-	-	1,110,000	1,110

Common stock issued in exchange for accrued payroll	-	-	60,000	60

Common stock issued in exchange for services	-	-	1,272,552	1,272
Series “A” Preferred stock issued in exchange for payable to related party	100,000	100	-	-

Common stock to be issued in exchange for subsidiary	-	-	-	-

Series “B” Preferred stock and convertible promissory note issued in exchange for subsidiary	100,000	100	-	-

Accrued interest on convertible promissory note	-	-	-	-
Net loss	-	-	-	-
Balance at June 30, 2005	200,000	200	6,001,332	6,001
Common stock issued	-	-	9,896,613	9,897
Common stock issued for cash	-	-	400,000	400
Common stock issued upon conversion of notes payable & accrued interest	-	-	2,119,089	2,119

Common stock issued in exchange for accrued liabilities	-	-	363,100	363

Common stock issued in exchange for accrued payroll to officer	-	-	500,000	500

Common stock issued in exchange for services	-	-	5,387,761	5,388
Common stock issued in exchange for debt & accrued interest of subsidiary	-	-	4,102,140	4,102

Common stock issued for purchase of software	-	-	50,000	50
Accrued interest on convertible promissory note	-	-	-	-
Net loss	-	-	-	-
Balance at June 30, 2006	200,000	$ 200	28,820,035	$28,820

Continued on next page.

Common stock to be issued	Convertible promissory note & accrued interest	Additional paid-in capital	Retained deficit	Total stockholders’ equity (deficit)
$753,927	$-	$20,602,385	$(22,075,686)	$(715,934)
(50,000)	-	49,950	-	-
-	-	49,931	-	50,000

-	-	587,090	-	588,200

-	-	179,940	-	180,000
-	-	977,002	-	978,274

-	-	363,051	-	363,151

8,000,000	-	-	-	8,000,000

-	100,000	150	-	100,250
-	1,140	-	-	1,140
-	-	-	(5,394,890)	(5,394,890)
8,703,927	101,140	22,809,499	(27,470,576)	4,150,191
(8,703,927)	-	8,694,030	-	-
-	-	4,000	-	4,400

-	-	307,715	-	309,834

-	-	70,626	-	70,989

-	-	99,500	-	100,000
-	-	2,000,512	-	2,005,900

-	-	816,328	-	820,430
-	-	8,450	-	8,500
-	6,000	-	-	6,000
-	-	-	(4,689,645)	(4,689,645)
$-	$107,140	$34,810,660	$(32,160,221)	$2,786,599

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Statements of Cash Flows

	Years ended June 30
	2006	2005
Cash flows from operating activities:
Net loss	$(4,689,645)	$(5,394,890)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Net gain on disposal of assets of discontinued operations	-	(139,517)
Depreciation & amortization	1,200,298	330,407
Provision for uncollectible receivables	57,722	737,590
Common stock issued for services	2,005,900	978,274
Unearned revenue	(1,775)	13,604
Write-off of excess purchase price of subsidiaries	-	2,896,666
Change in fair value of derivative liabilities	24,471	(1,951)
Loss on disposal of property & equipment	1,277	-
Provision for income taxes	5,400	2,400
Minority interest in net loss	(150,216)	-
Changes in assets & liabilities, net of purchase of subsidiaries in 2005:
Accounts receivable	(43,092)	78,616
Prepaid expenses	(10,779)	(88,073)
Deposits & other assets	(49,223)	(408)
Accounts payable	467,217	104,637
Accrued liabilities	(11,387)	615,618
	(1,193,832)	132,973
Cash flows from investing activities:
Net advances received from (paid on behalf of) related parties	95,181	(67,603)
Purchase of subsidiaries, net of cash acquired	-	8,136
Capital expenditures	(325,858)	(427,617)
Patents & trademarks expenditures	(16,829)	(3,000)
	(247,506)	(490,084)
Cash flows from financing activities:
Borrowing under loans payable	95,000	-
Borrowings under convertible notes payable	40,000	295,000
Borrowings under notes payable to related parties	-	106,152
Principal repayment of notes payable to related parties	(148,688)	-
Borrowings from long-term obligations	1,700,000	-
Principal repayment of long-term obligations	(148,735)	-
Proceeds from sale of common stock	4,400	-
	1,541,977	401,152
Net increase in cash	100,639	44,041
Cash at beginning of year	46,296	2,255

Cash at end of year	$146,935	$46,296

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006
1.     Business & summary of significant accounting policies

Business: Encompass Holdings, Inc. (formerly Nova Communications Ltd) (the “Company” or “Encompass”) is incorporated under the laws of the State of Nevada.

Business combinations & basis of consolidation: The 2006 consolidated financial statements include the accounts of Encompass and its wholly-owned subsidiaries AquaXtremes, Inc.; Xtreme Engines, Inc. and its 51% owned subsidiary Rotary Engines Technology, Inc. since its acquisition; and NACIO Systems, Inc. and its wholly-owned subsidiary Interactive Holding Group, Inc. The 2005 consolidated financial statements include the accounts of Encompass and its wholly-owned subsidiaries AquaXtremes, Inc.; Xtreme Engines, Inc. since its acquisition; and NACIO Systems, Inc., and its wholly-owned subsidiary Interactive Holding Group, Inc. since their acquisition. All inter-company accounts and transactions have been eliminated.

On August 30, 2004, the Company acquired 51% of Realized Development, Inc. Realized Development, Inc. changed its name to AquaXtremes, Inc. (“Aqua”) in December 2004. On May 9, 2005, the Company acquired the remaining 49% of Aqua. Aqua is developing recreational water sports products.

In December 2004, Aqua formed Xtreme Engines, Inc. (“Engines”) and owns 100% of its common stock. Engines’ is developing a marine engine for use in recreational water sports products.

Effective April 1, 2005, the Company acquired 100% of NACIO Systems, Inc. (“NACIO”). NACIO is an integrated communications provider (“ICP”) of high speed Internet access to businesses and provides enterprise server facilities (“ESF”), offering a fully serviced managed server program. NACIO also provides computer software compliance monitoring services and products. Its’ customers are generally business customers located throughout the United States. NACIO owns 100% of Interactive Holding Group, Inc. (“IHG”). IHG is dormant.

Effective April 1, 2006, Engines formed Rotary Engines Technology, Inc. (“Rotary”). On April 3, 2006, Rotary issued 49% of its common stock in exchange for rotary equipment, patterns, demonstration rotary engines, and rotary engine intellectual assets. Rotary will manufacture and distribute rotary engines primarily for commercial use.

Cash & cash concentrations: For purposes of the statement of cash flows, the Company and its’ subsidiaries consider cash equivalents to be highly liquid instruments if, when purchased, their original due dates were within three months.

The Company deposits their cash in financial institutions. At various times throughout the year, cash held in these accounts exceeded Federal Deposit

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

1.     Business & summary of significant accounting policies (continued)

Cash & cash concentrations (continued): Insurance Corporation limits. The Company has not experienced any losses as a result of these cash concentrations.

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

Computer software & licenses acquired or developed are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Cost of Computer Software Developed for Internal Use”. Amortization is computed using the straight-line method over the estimated useful lives of the software, which range from three to five years.

The Company accounts for website development costs under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-2, "Accounting for Web Site Development Costs". Under EITF No. 00-2, costs that involve design of the web page that do not change the content are capitalized and amortized over the estimated useful life. The Company accounts for costs incurred in operating their website under SOP No. 98-1. Under SOP No. 98-1, costs that have a future benefit are capitalized and amortized over the estimated future periods that are expected to benefit from website changes. Costs incurred in operating the web site that have no future benefits are expensed in the current period.

Impairment of long-lived assets: The Company assesses the recoverability of long-lived assets by determining whether the depreciation and amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

Derivative Instruments: In connection with the issuance of convertible notes payable, the terms of certain notes payable provide for principal and interest to be converted into an indeterminable number of shares of the Company’s common stock. This variable conversion feature is determined to be an embedded derivative instrument and the Company has accounted for these derivatives pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

1.     Business & summary of significant accounting policies (continued)

Derivative Instruments (continued): a Company’s Own Stock”. Under EITF No. 00-19, the estimated fair value of the embedded derivative instrument is reported separate from the notes payable on the date of issuance as derivative liabilities. Derivative liabilities are reported at fair value as of the balance sheet date and any change in fair value during the period is reported as other income or expense in the statement of operations.

Revenue recognition: Revenues for NACIO consist of dedicated Internet access fees; hosting, co-location and ESF fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connection and connectivity services; and fees for computer software compliance monitoring services and products. Monthly service revenue related to Internet access; hosting, co-location and ESF; and power and server connection and connectivity is recognized over the period services are provided. Computer software compliance monitoring services and products are generally billed annually and recognized ratably over the period services are provided. Hardware and software sales and system and technical integration and administration fees are recognized at completion of installation and upon commencement of services. Payments received in advance of providing services are deferred until the period such services are provided, except in the case of non-refundable payments including last-month deposits, which are recognized when service is initiated.

Revenues for Aqua consist of the sale of dealerships and are recognized when dealership agreements are signed.

Advertising: The Company expenses advertising costs as they are incurred. There were no advertising expenses for the year ended June 30, 2006 or 2005.

Share-based payments: The Company uses a fair value based method of accounting for share-based payments under SFAS No. 123, as amended, "Share-Based Payment, an amendment of SFAS Nos. 123 and 95”. Under this standard, share-based payment transactions in which the Company receives services from employees and non-employees, in exchange for either equity instruments of the Company or liabilities that may be settled by the issuance of such equity instruments, are valued at the fair value of the Company’s equity instruments and expensed in the consolidated statement of operations at the time of issuance.

Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the consolidated financial statements. Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income or expense items for the year ended June 30, 2006 or 2005.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

1.     Business & summary of significant accounting policies (continued)

Income taxes: Income taxes are provided for on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 13,051,281 for the year ended June 30, 2006 (4,341,266 for 2005). Convertible notes payable and common stock to be issued are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

Segment Reporting: The Company reports information about operating segments and related disclosures about products and services and major customers in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company views its operations and manages its business in principally four segments: (1) the development of recreational water sports products; (2) the provider of high speed Internet access and enterprise server facilities; (3) the provider of computer software compliance monitoring services, and (4) the design, manufacture, and marketing of rotary engine products.

Significant risks & uncertainties: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates and assumptions primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Reclassifications: Certain amounts for 2005 have been reclassified in the accompanying consolidated financial statements to conform to the 2006 presentation.

2.	Operations

Aqua continued to develop its recreational water sports products during fiscal 2006 and has begun marketing one of its products known as the XBoard™. The

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

2.	Operations (continued)

XBoard™ is a jet powered personal watercraft. On July 6, 2006, Aqua received an order to purchase 5,000 XBoards™ totaling $25,650,000. Aqua has not yet begun manufacturing the XBoard™, nor have they received the initial deposit required by the purchase order. Aqua expects to begin manufacturing the XBoard™ in the first quarter of fiscal 2007.

Engines also purchased Rotary effective April 3, 2006. Rotary is expected to manufacture a rotary engine for Aqua’s recreational water sports products, including the XBoard™. Management of Aqua believes that a rotary engine will provide a competitive advantage for their XBoard™ product.

Rotary is also beginning to market other rotary engine products primarily for commercial use,

Aqua has been able to continue the development of its recreational water sports products through debt and equity financing. Encompass received an aggregate of $1,839,400 during fiscal 2006 in equity and debt financing. However, Aqua will continue to be dependent upon debt and equity financial to continue the development of its products and begin manufacturing the XBoard™. Rotary will also be dependent upon debt and equity financing to design, manufacture and market its rotary engine products.

Management of NACIO continued pursuing aggressive cost cutting programs and eliminating unprofitable products and customers in fiscal 2006.

There can be no assurances that the Company will be able to continue to raise additional capital and debt financing.

Management believes these actions will enable it to continue in existence until it achieves profitable operations. The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.	Acquisition of demonstration rotary engines not held for sale and rotary engine intellectual assets

Effective April 3, 2006, Engines entered into an asset acquisition agreement with Rotary Engines, Inc. for the purchase of rotary engine manufacturing equipment, patterns, demonstration engines, and intellectual assets. Under the asset acquisition agreement, Encompass issued a convertible note payable for $2,960,000 and engines issued 490 shares of its common stock, which represented 49% of Engines. The assets acquired were valued by outside appraisers aggregating $8,417,000. Accordingly, the common stock of Engines issued was valued at $5,457,000 in accordance with SFAS 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

4.     Cash flow information

Supplemental disclosure of cash flow information is as follows for the years ended June 30:

	2006	2005
Cash paid during the year for Interest	$38,138	$59,651

Supplemental schedule of non-cash investing & financing activities are as follows for the years ended June 30:

	2006	2005
Equipment, rotary engine patterns not yet used in operations, demonstration rotary engines not held for sale, and intellectual assets acquired in exchange for common stock of subsidiary	$8,417,000	$-
Common stock issued upon conversion of notes payable & accrued interest	$309,834	$552,617
Common stock issued in exchange for accrued liabilities	$70,989	$-
Common stock issued in exchange for accrued payroll to officer	$100,000	$180,000
Common stock issued in exchange for long-term debt & accrued interest of subsidiary	$820,430	$-
Common stock issued & note receivable exchanged for computer software	$146,000	$-
Preferred stock issued in exchange for payable to related party	$-	$363,151
Common stock to be issued in exchange for subsidiary	$-	$8,000,000 0
Preferred stock and convertible note payable issued in exchange for subsidiary	$-	$100,250

5.    Other accrued liabilities

Other accrued liabilities consisted of the following at June 30:

	2006	2005
Professional fees	$558,500	$270,612
Maintenance contracts	162,471	229,272
Local & sales taxes	108,877	111,260
Marketing costs	9,442	318,607
Guarantee of indebtedness of others	-	738,649

Other accrued liabilities	$839,290	$1,668,400

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

6.    Loans payable

Loans payable consisted of the following as of June 30:

	2006	2005
Payable to Nacio Investment Group, LLC; interest accrues at 8% per annum; secured by all leasehold improvements and other assets.	$829,191	$829,191

Advances on a $155,000 promissory note payable to Envision Capital, LLC; interest accrues at 6% per annum; principal and interest are due on the earlier of the date of the first additional funding placed by Envision Capital, LLC or December 31, 2006; unsecured.	95,000	-

Loans payable	$924,191	$829,191

On August 3, 2006 under the terms of the promissory note payable, Envision Capital, LLC was granted warrants to purchase up to 750,000 shares of common stock of the Company at a price of $.25 per share. Also, subsequent to June 30, 2006, the Company was advanced additional proceeds of $60,000under the promissory note payable to Envision Capital, LLC.

NACIO and Encompass are engaged in a cross-complaint lawsuit with Nacio Investment Group, LLC whereby Nacio Investment Group, LLC alleges that Encompass engaged in a fraudulent conveyance when it acquired certain assets of NACIO. Nacio Investment Group, LLC claims it is entitled to rescission of the acquisition of certain assets of NACIO and to proceeds from the disposition of any of those assets. Encompass denies any wrongdoing and has been vigorously defending itself against the claims in this action. No provision for losses has been provided in the accompanying consolidated financial statements as the outcome of this lawsuit is uncertain.

7.    Notes payable & accrued interest subject to conversion into an indeterminable number of shares of common stock

Notes payable and accrued interest subject to conversion into an indeterminable number of shares of common stock consisted of the following as of June 30:
	2006	2005
$20,000 notes payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on April 19, 2007; unsecured	$24,800	$20,316

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

7.    Notes payable & accrued interest subject to conversion into an indeterminable number of shares of common stock (continued)

	2006	2005

$5,000 note payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on April 27, 2007; unsecured	6,178	5,070

$10,000 note payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on May 20, 2007; unsecured	12,214	10,082

$10,000 note payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on August 17, 2007; unsecured	11,753	-

$30,000 note payable and $15,000 penalties to Golden Gate Investors, Inc.; interest accrues at 6¾% per annum; principal and interest are due on June 15, 2008; unsecured	45,000	-

Notes payable & accrued interest	-	245,656
	281,124	99,945
Less derivative value of embedded variable conversion feature on date of issuance of note	(28,285)	(117,665)

Notes payable & accrued interest subject to conversion into an indeterminable number of shares of common stock	$71,660	$163,459

The above notes payable to individuals are convertible in whole into shares of common stock of the Company at the option of the holder, or the Company, at a conversion price equal to 90% of the closing bid price of the Company’s common stock on the date of conversion. The notes must be converted by the Company into its shares of common stock at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party.

The above note payable to Golden Gate Investors, Inc. is convertible in whole or in part into shares of common stock of the Company at the option of the holder at a conversion price equal to the lesser of $1.00 per share or 80% of the average closing bid price of the Company’s common stock of the three lowest volume weighted average prices during the 20 trading days prior to the date of conversion.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

7    .Notes payable & accrued interest subject to conversion into an indeterminable number of shares of common stock (continued)

There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company’s common stock currently authorized. The Company would have been required to issue 837,859 shares of its common stock if the principal and accrued interest of the notes were converted as of June 30, 2006.

During the year ended June 30, 2006, holders converted $309,834 of notes payable and accrued interest into 2,119,089 shares of the Company’s common stock. During the year ended June 30, 2005, holders converted $588,200 of notes payable and accrued interest into 1,110,000 shares of the Company’s common stock.

The Company estimated the fair value of the conversion feature of its notes payable to be $6,371 as of June 30, 2006 ($117,749 as of June 30, 2005) which is reported as derivative liabilities in the accompany consolidated balance sheet. The Company recognized other expenses of $24,471 for the change in fair value of the derivative liability for the year ended June 30, 2006 (other income of $1,951 for the year ended June 30, 2005). Derivative liabilities were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; average annual volatility of 166.43%; and average risk free interest rate of 4.08% during the year ended June 30, 2006 (dividend yield of 0%; average annual volatility of 172.77%; and average risk free interest rate of 3.45% during the year ended June 30, 2005).

The Company is currently negotiating a settlement of the $45,000 due to Golden Gate Investors, Inc. Under a proposed settlement agreement, the amount will be fully satisfied by issuance of 2,500,000 shares of the Company’s common stock to Golden Gate Investors, Inc.

8.     Long-term obligations

Long-term obligations consisted of the following as of June 30:

	2006	2005
Convertible note payable to AJW Offshore, Ltd.; interest accrues at 8% per annum; principal and interest due November 29, 2008; unsecured.	$540,000	$-

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due November 29, 2008; unsecured.	119,000	-

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due November 29, 2008; unsecured.	326,000	-

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

8.     Long-term obligations (continued)

	2006	2005

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due November 29, 2008; unsecured.	15,000	-

Convertible note payable to AJW Offshore, Ltd; interest accrues at 8% per annum; principal and interest due January 17, 2009; unsecured.	378,000	-

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due January 17, 2009; unsecured.	83,300	-

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due January 17, 2009; unsecured.	228,200	-

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due January 17, 2009; unsecured.	10,500	-

Note payable to Rotary Engine, Inc.; due March 28, 2007; bearing interest at 9% per annum; secured by rotary engine patterns, demonstration rotary engines, rotary engine intellectual assets, and certain equipment; convertible at the option of the holder into 11,840,000 shares of common stock of the Company (which represents $.25 per share, the closing bid price of the Company’s common stock on the date of the note); convertible by the
Company at the time of any public offering in an aggregate
amount of no less than $10,000,000, or upon any merger or
acquisition to which the Company is a party.
	2,960,000	-

Claims allowed under Plan of Reorganization of NACIO:
Priority tax claim; due in sixty equal monthly payments, plus interest as allowed by law; with final payment due on May 15, 2008.	828,490	966,686

Impaired claims due in sixty equal monthly payments plus interest at 5% per annum.	160,075	926,693

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

8.     Long-term obligations (continued)

	2006	2005

Capital lease obligation payable to Direct Capital Corporation; monthly payments of $1,651 through April 2008; secured by certain equipment.	30,831	41,370

Capital lease obligation payable to General Electric Capital Corporation; monthly payments of $109 through July 2009; secured by certain office equipment.	5,583	5,583

	5,684,979	1,940,332
Less long-term obligations within one year	(3,773,666)	(563,915)

Long-term obligations	$1,911,313	$1,376,417

The notes payable and accrued interest to AJW Offshore, Ltd; AJW Partners, LLC; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC are convertible in whole or in part into shares of common stock of the Company at the option of the holder at a conversion price equal to the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to the date of conversion.

The Company also granted AJW Offshore, Ltd; AJW Partners, LLC; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC warrants for the purchase of an aggregate of 2,379,380 share of common stock of the Company at an exercise price equal to $.50 per share. The warrants are exercisable in whole or in part and warrants for the purchase of up to 1,400,000 shares expire on November 29, 2009 and warrants for the purchase of up to 979,380 shares expire on January 17, 2010 if not exercised. The Company has reserved 3,500,000 shares of its common for issuance to these warrant holders.

Subsequent to June 30, 2006, the Company borrowed an additional $800,000 under convertible note payable to AJW Offshore, Ltd; AJW Partners, LLC; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC and issued to them warrants for the purchase of an additional 1,120,620 shares of common stock of the Company.

Also subsequent to June 30, 2006, AJW Offshore, Ltd; AJW Partners, LLC; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC converted an aggregate of $19,154 of principal of their convertible notes payable into 750,000 shares of the Company’s common stock.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

8.     Long-term obligations (continued)

Future maturities of long-term obligations are as follows for the years ending subsequent to June 30, 2007:

Years ending June 30:
2008	$209,752
2009	1,701,341
2010	220

$1,911,313

Aggregate minimum future lease payments under capitalized leases are as follows for the years ending subsequent to June 30, 2006:

Years ending June 30:
2007	$29,888
2008	12,868
2009	1,313
2010	220
Total minimum lease payments	44,089
Less amount representing interest	(7,675)

Present value of minimum lease payments	$36,414

Long-term debt to related parties consisted of the following at June 30:

	2006	2005
Notes payable to a former employee; due $2,500 per month with interest at 6% per annum; unsecured.	$64,464	$111,642
Note payable to director, unsecured, and due on demand. This individual has agreed not to demand repayment before September 2007.	50,000	50,000
Notes payable to major shareholder & another related party.	-	109,510
Less long-term debt to related parties due within one year	114,464	271,152
Long-term debt to related parties	(30,000)	(30,000)
	$84,464	$241,152

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

8.     Long-term obligations (continued)

Future maturities of long-term debt to related parties are as follows for the years ending subsequent to June 30, 2007:

Years ending June 30:
2008	$30,000
2009	54,464
$84,464

The convertible promissory note & accrued interest reported as a component of stockholders’ equity bears interest at 8% per annum and is due quarterly over thirty-six months from the date of the note. Payment of principal and interest of the note will be made solely by the issuance of 40,000,000 shares of the common stock of Encompass.

9.     Other related party transactions

The Company occasionally pays for expenses on behalf of Palaut Management, Inc. (“Palaut”). Palaut provides the Company with management consulting services. Close family members of a stockholder of Encompass control Palaut Management, Inc.

10.     Lease commitments

The Company leases its office and enterprise server facilities under a non-cancelable agreement that expires in July 2010. Minimum lease payments under the agreement are approximately $38,000 per month including a provision for annual increases based on the consumer price index. The Company is also assessed common area costs under the lease agreement. The lease agreement contains renewal provisions for up to ten additional years.

Minimum lease payments are as follows:

Years ending June 30:
2007	$456,000
2008	456,000
2009	456,000
2010	456,000
2011	38,000
$1,862,000

Lease expense for the year ended June 30, 2006 was approximately 469,700 ($117,400 for 2005).

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

11.     Preferred stock

The Company’s preferred stock may be voting or have other rights and preferences as determined from time to time by the Board of Directors.

In December 2004, the Company designated 100,000 shares of its’ preferred stock as Series “A”.

On December 31, 2004, the Board of Directors of the Company agreed to exchange payables to a related party aggregating $363,151 for 100,000 shares of its’ Series “A” preferred stock.

On January 17, 2005, the Board of Directors amended the rights of its’ 100,000 Series “A” preferred stock to be convertible, at the option of the Company, into 1,000,000 shares of its common stock. The Company has reserved 1,000,000 shares of its common stock to be issued in the event of conversion. Also on January 17, 2006, the Board of Directors of the Company increased the authorized preferred shares to 200,000.

On May 9, 2005, in connection with the Company’s acquisition of 49% of Aqua, Encompass issued 100,000 shares of Series “B” preferred stock of the Company. The Series “B” preferred stock was valued at $.0025 per share or $250. Management of the Company estimated the value of the preferred shares exchanged based on the value of its common stock after considering its historical trend of the trading prices, volatility, and limited trading volume.

In June 2005, the Board of Directors designated 100,000 shares of its preferred stock as Series “B”. They further resolved that the Series “B” preferred stock be entitled to dividends in the same manner as holders of common stock, be entitled to vote on all matters at 250 votes per share as a single class of shareholder, and be entitled to liquidation preferences in the same manner as holders of common stock.

12.     Common stock

On July 8, 2005, the Company issued 500,000 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.70 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $350,000 as a result of the issuance.

On July 27, 2005, the Company issued 630,700 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.80 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $504,560 as a result of the issuances.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

12.     Common stock (continued)

On August 18, 2005, the Company issued 550,000 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.60 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $330,000 as a result of the issuances.

On September 23, 2005, the Company issued 60,000 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.31 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $18,600 as a result of the issuances.

On October 4, 2005, the Company issued 50,000 shares of its common stock as partial payment for a software license for a product sold by NACIO. Management of the Company valued the shares issued at $.17 per share, the closing bid price of the Company’s common stock on the date of issuance, and capitalized software costs of $8,500 as a result of the issuance.

On October 21, 2005, the Company issued 163,100 shares of its common stock in exchange for accrued legal fees aggregating $30,989. Management of the Company valued the shares issued at $.19 per share, the closing bid price of the Company’s common stock on the date of issuance.

On November 7, 2005, the Company issued 1,600,000 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.25 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $399,000 as a result of the issuances.

On December 1, 2005, the Company issued 500,000 shares of its common stock in exchange for accrued compensation to an officer of the Company aggregating $100,000. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance.

Also on December 1, 2005, the Company issued 200,000 shares of its common stock in exchange for accrued legal fees aggregating $40,000. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance.

On April 11, 2006, the Company issued 434,783 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.23 per share, the closing bid price of the Company’s common stock on

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

12.     Common stock (continued)

the date of issuance, and recorded consulting expenses of $100,000 as a result of the issuance.

On May 9, 2006, the Company issued 162,278 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.235 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $38,135 as a result of the issuances.

On May 17, 2006, the Company issued 1,100,000 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $220,000 as a result of the issuances.

On June 7, 2006, the Company issued 350,000 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.13 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $45,605 as a result of the issuances.

On June 27, 2006, the Company issued 4,102,140 shares of its common stock in exchange for $820,430 of debt of NACIO. Management of the Company valued the shares issued at $.20 per share, the closing bid price of the Company’s common stock on the date of issuance.

During the fiscal year ended June 30, 2005, the Company issued an aggregate of 1,272,552 shares of its common stock in exchange for legal and consulting services. Management of the Company valued the shares issued at the closing bid price of the Company’s common stock on the date of issuance. The Company recorded legal and consulting fees aggregating $978,274 during the year ended June 30, 2006 as a result of the issuances.

Subsequent to June 30, 2006, the Company issued an additional 750,000 shares of its common stock in exchange for consulting services.

13.     Income taxes

Deferred income taxes consisted of the following at June 30:
	2006	2005
Deferred tax assets:
Net operating loss carryovers	$8,058,306	$6,736,998
Allowance for uncollectible accounts	29,736	47,608
Deferred tax assets	$8,088,042	$6,784,606

F-25

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

13.     Income taxes (continued)

	2006	2005
Deferred tax assets	$8,088,042	$6,784,606
Valuation allowance for deferred tax assets	(8,088,042)	(6,784,606)
Net deferred income taxes	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carryovers, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2006 and 2005.

The components of the provision for income taxes are as follows for the years ended June 30:

	2006	2005
State of California -
Currently payable	$5,400	$2,400

The provision for income taxes is included in the accompanying consolidated statement of operations under the following captions for the years ended June 30:

	2006	2005
Continuing operations	$5,400	$2,400
Discontinued operations	-	-
	$5,400	$2,400

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30:

	2006	2005
Tax at statutory rates	$(1,643,717)	$(1,842,236)
Differences resulting from:
State tax, net of Federal tax benefit	3,564	1,584
Non-deductible and other items	342,117	84,352
Change in deferred tax valuation allowance	1,303,436	1,758,700

Provision for income taxes	$5,400	$2,400

The Company has approximately $23,700,900 in Federal net operating losses which, if not utilized, expire through 2024.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

13.     Income taxes (continued)

Utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

14.	Segment information

The Company considers its’ operations to be in three segments, each of which are strategic businesses that are managed separately because each business sells or provides distinct products and services. The segments are as follows: (1) the development of recreational water sports products (“recreational water sports products”); (2) the provider of high speed Internet access and ESF (“high speed internet access and ESF”); (3) the provider of computer software compliance monitoring services (“software compliance and monitoring”); and (4) the design, manufacture and marketing of rotary engine products (“rotary engine products”).

Financial information by business segment is as follows for the year ended June 30:

	2006	2005
Sales:
Recreational water sports products	$-	$210,040
High speed internet access and ESF	3,749,141	977,478
Software compliance and monitoring	623,176	129,179
Rotary engine products	-	-
	$4,372,317	$1,316,697
Gross profit:
Recreational water sports products	$(4,293)	$210,440
High speed internet access and ESF	2,736,222	678,065
Software compliance and monitoring	514,390	129,179
Rotary engine products	-	-
	$3,246,319	$1,017,684
Net operating income (loss):
Recreational water sports products	$(4,335,355)	$(1,898,936)
High speed internet access and ESF	(443,078)	(370,116)
Software compliance and monitoring	100,358	(79,786)
Rotary engine products	(156,386)	-
	$(4,834,461)	$(2,348,838)

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

14.	Segment information (continued)

	2006	2005
Identifiable assets:
Recreational water sports products	$294,121	$401,114
High speed internet access and ESF	10,220,345	10,763,652
Software compliance and monitoring	158,323	342,063
Rotary engine products	8,479,060	-
	$19,151,849	$11,506,829
Depreciation & amortization:
Recreational water sports products	$-	$-
High speed internet access and ESF	1,101,494	330,407
Software compliance and monitoring	98,804	-
Rotary engine products	-	-
	$1,200,298	$330,407
Reconciliation of the segment information to consolidated net operating loss is as follows for the years ended June 30:

	2006	2005
Segment net operating loss	$(4,834,461)	$(2,348,838)
Write-off of excess purchase price of subsidiaries	-	(2,896,666)
Consolidated net operating loss	$(4,834,461)	$(5,245,504)

15.	Concentration risk

NACIO grants credit to its customers, generally businesses located throughout the United States. NACIO determines the credit worthiness of its customers after reviewing each potential borrower’s credit application and generally does not require collateral. Trade receivables are generally due within 30 days; approximately $322,600 of trade receivables as of June 30, 2006 were past 30 days. The ability of NACIO to collect its accounts receivable is affected by the economic fluctuations of the industries of the Company’s customers, and interest-rate changes. Due to the large number and diversity of NACIO’s customer base, concentration of credit risk with respect to trade receivables are limited.

NACIO’s enterprise server facilities are located in Novato, California and electricity to power the facilities is obtained from a single-source supplier, Pacific Gas & Electric. NACIO has available back-up power generators sufficient to continue to power their enterprise server facilities in the event of short-term power losses. However, if the supply of power to NACIO by Pacific Gas & Electric were delayed or curtailed, the ability of NACIO to provide services to its customers could be adversely affected.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

16.	Recently issued pronouncements

In July 2006, FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the requirements of FIN 48 in its first fiscal quarter of 2008. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained deficit as of the beginning of the period of adoption. The Company has determined that the impact of adopting FIN 48 will not have an effect on its consolidated financial statements.

In September 2005, the FASB revised its December 2003 Exposure Draft to SFAS No. 128R, “Earning per share - an amendment of FASB Statement No. 128” addressing contingently convertible debt and several other issues. This statement was anticipated to be effective for fiscal years ending after June 15, 2006. The Company does not expect SFAS No. 128R to have an impact on its computation of earnings per share when SFAS No. 128R is required to become effective.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirement for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company has determined that the impact of adopting SFAS No. 154 will not have an effect on its consolidated financial statements.

In December 2004, the FASB issued Staff Position (“FSP”) No. 109-1, “Application of the Tax Deduction on Qualified Production Activities within the American Jobs Creation Act of 2004 (the “Act”). The Act provided for a tax deduction on qualified production activities. The Company has determined that the impact of applying FSP No. 109-1 will not have an effect on its consolidated financial statements.

In September 2004, the FASB’s Emerging Issues Task Force finalized EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” that would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2006

16.	Recently issued pronouncements (continued)

contingency has been met. The application of EITF No. 04-08 did not have an impact on the Company’s accompanying consolidated financial statements because the effect was anti-dilutive.