Form 10QSB
period 2006-09-30
ENCOMPASS HOLDINGS, INC.
filed 2006-11-15
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 000-31451

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4756822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 Terminal Way, Suite 110, Reno, Nevada 89502
(Address of principal executive office) (Zip Code)

(775) 324-8531
(Issuer's telephone number)

Indicate by checking the box below, whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes [   ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

As of November 8, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 44,629,481 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [   ] No [X]

ENCOMPASS HOLDINGS, INC.
Consolidated Condensed Balance Sheets

	September 30, 2006	June 30, 2006
Assets

Current assets:
Cash	$53,373	$146,935
Accounts receivable, less allowance for uncollectible accounts	394,732	405,545
Receivable from related party	-	-
Prepaid expenses	353,294	335,063
Other current assets	-	-

Total current assets	801,399	887,543

Equipment, net	13,116,602	13,363,914
Other assets:
Note receivable	-	-
Deposits & other	403,084	403,084
Other assets	4,503,664	4,497,308

Total other assets	4,906,748	4,900,392
	$18,824,749	$19,151,849

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,918,072	$2,019,394
Accrued liabilities	2,157,345	1,879,280
Unearned revenue	264,039	286,318
Notes payable and accrued interest subject to conversion into an indeterminable number of shares of common stock	1,035,906	995,851
Derivative liabilities	981	6,371
Long-term debt due within one year	3,800,505	3,803,666
Other current liabilities	-	-
Total current liabilities	9,176,850	8,990,880

Long-term debt to related parties	84,464	84,464
Long-term debt	2,691,300	1,911,313
Accrued Interest		71,847
Minority interest	5,307,065	5,306,746
Stockholders' equity:
Preferred stock; $.001 par value; authorized 200,000 shares; outstanding 200,000 shares	200	200
Common stock; $.001 par value; authorized 500,000,000 shares; issued and outstanding 29,570,035 shares (28,820,035 shares at June 30, 2006)	29,570	28,820
Common stock to be issued	-	-
Convertible promissory note and accrued interest	107,140	107,140
Additional paid in capital	34,829,923	34,810,660
Retained deficit	(33,401,764)	(32,160,221)
Total stockholders' equity	1,565,069	2,786,599
	$18,824,749	$19,151,849
See accompanying notes.

ENCOMPASS HOLDINGS, INC.
Consolidated Condensed Statements of Operations

	Three months ended September 30
	2006	2005

Revenues	$791,319	$1,119,416

Cost of goods sold	275,977	276,039

Gross profit	515,342	843,377

General and administrative expenses	1,634,776	1,685,593
Research and development expenses	53,823	647

Net loss from operations	(1,173,257)	(842,863)

Other income (expenses):
Change in fair value of derivative liabilities	5,390	(8,808)
Interest expense	(153,676)	(22,684)
Other income	80,000	-
Total other income (expenses)	(68,286)	(31,492)

Net loss from operations before provision for income taxes	(1,241,543)	(874,355)

Provision for income taxes - State of California

Net loss	(1,241,543)	$(874,355)
Net loss per common share	(.043)	$(.145)

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
Consolidated Condensed Statements of Cash Flows

	Three months ended September 30
	2006	2005

Cash flows from operating activities:
Net loss	$(1,241,543)	$(874,355)
Adjustment to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation & amortization	296,077	295,017
Shares issued in exchange for compensation & services		226,056
Change in fair value of derivative liabilities	(5,390)	8,808
Unearned revenue	(22,279)	(70,893)
Provision for bad debts	21,000	-
Minority interest in subsidiaries	319
Changes in assets and liabilities:
Receivables	(10,187)	43,323
Prepaid expenses	(18,231)	16,299

Accounts payable	(101,319)	383,600
Accrued liabilities	210,904	387,242
	(870,649)	415,097

Cash flows from investing activities:
Capital expenditures	(55,121)	(351,937)
Repayment of advances to related parties		7,113
Net advances to related parties	(17,792)	(80,653)
	(943,562)	(425,477)

Cash flows from financing activities:
Proceeds from long-term debt	800,000
Proceeds from notes payable	50,000	-
Repayment to related parties		(45,916)
Proceeds from convertible notes payable		10,000
	850,000	(35,916)

Net change in cash	(93,562)	(46,296)

Cash at beginning of period	146,935	46,296

Cash at end of period	53,373	$-

Supplemental schedule of noncash financing activities:

Notes and accrued interest converted into common stock		$9,774

See accompanying notes.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Financial Statements
September 30, 2006

1.	Summary of significant accounting policies

BUSINESS COMBINATIONS AND BASIS OF CONSOLIDATION: The consolidated condensed financial statements include the accounts of Encompass Holdings, Inc., Aqua Xtremes, Inc., Xtreme Engines, Inc., Rotary Technologies, Inc., Nacio Systems, Inc., and Interactive Holding Group, Inc. since their acquisitions. All intercompany accounts and transactions have been eliminated.

On August 30, 2004, the Company acquired 51% of Realized Development, Inc. which changed its name to Aqua Xtremes, Inc. (“Aqua”) in December 2004. On May 9, 2005, the Company acquired the remaining 49% of Aqua.

In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock.

Effective April 1, 2005, the Company acquired 100% of Nacio Systems, Inc. ("Nacio"). Nacio owns 100% of Interactive Holding Group, Inc. ("IHG").

INTERIM REPORTING: The Company's year-end for accounting purposes is June 30. In the opinion of Management, the accompanying consolidated condensed financial statements as of September 30, 2006 and 2005 and for the three months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

The Company estimated the fair value of the conversion feature of its notes payable to be $981 as of September 30, 2006 and is reported in the accompanying consolidated balance sheet as derivative liabilities. Under EITF No. 00-19, this

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
September 30, 2006

1.	Summary of significant accounting policies (continued)

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS TO REFLECT DERIVATIVE ACCOUNTING (CONTINUED): amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other income for the change in fair value of derivative liabilities in the consolidated statement of operations of $5,390 for the three months ended September 30, 2006.

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

Revenues also consists of computer software compliance monitoring services and products. Service revenues related to software compliance monitoring are generally billed annually and recognized ratably over the period services are provided. Software product sales are recognized when software is provided and payment has been received.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
September 30, 2006

1.	Summary of significant accounting policies (continued)

REVENUE RECOGNITION (CONTINUED): Revenue for Aqua consists of the sale of XBoards and is recognized when the product is shipped.

NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 28,993,112 for the three months ended September 30, 2006 (6,048,177 for the three months ended September 30, 2005). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be dilutive.

2.	Operations

The Company's operating strategies focus on the development of recreational water sports products, rotary engines and operating and managing its enterprise server facilities.

The Company has begun selling distributorships for its recreational water sports products and expects to begin manufacturing and selling those products in 2006.

Management of the Company believes that operations from the sale of these products will be profitable by the first quarter of 2007 and that the Company will recover its development costs within five years.

The Company purchased Nacio effective April 1, 2005. Since its acquisition, management has pursued aggressive cost cutting programs and eliminated unprofitable products. An aggressive marketing campaign focusing on Governement services as well as e-commerce hosting and web site development has been undertaken and added to Nacio’s product offerings. Management believes these actions will enable Nacio to achieve profitable operations.

The Company is dependent upon its ability to obtain additional capital and debt financing until the Company ultimately achieves profitability, if ever.

The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

3.	Notes payable subject to conversion into an indeterminable number of shares of common stock

Notes payable were due one year from the issuance date of the note with interest at rates ranging from 8% to 20% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
September 30, 2006

3.	Notes payable subject to conversion into an indeterminable number of shares of common stock (continued)

ten days written notice after six months and one year from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at prices per share ranging from 70% to 90% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 2,959,225 shares of its common stock if the principal and accrued interest of the notes were converted as of September 30, 2006.

4.	Long Term Obligations

Included in long term debit is $2,500,000 of notes payable to AJW Offshore, Ltd; AJW Partners, LLC AJW Qualified Partners, LLC; and Millennium Capital Partners II., LLC. The entire amount is convertible in whole or in part into shares of common stock of the Company at the option of the Company at a conversion price equal to the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to the date of conversion at a discount of 45%.

The Company also granted AJW Offshore, Ltd; AJW Partners, LLC; AJW Qualified Partners, LLC; and New Millennium Capital Partners II, LLC warrants for the purchase of an aggregate of 3,500,000 shares of common stock of the Company at an exercise price equal to $.50 per share. The warrants are exercisable in whole or in part and warrants for the purchase of up to 1,400,000 shares expire on November 29, 2009; warrants for the purchase of up to 979,380 shares expire on January 17, 2010 if not exercised: and warrants for the purchase of 1,120,620 shares shall expire on August 8, 2010. The Company has reserved 3,500,000 shares of its common stock for issuance to these warrant holders.

During the three months ending, September 30, 2006, as partial repayment of the cash advances received from AJW Partners, LLC, AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC, the company issued 750,000 shares of its common stock in return for a principle reduction of $20,012.50. Subsequent to September 30, 2006 the Company has issued an additional 1,250,000 common shares for a further reduction of $25,342.50.

5.	Common stock

During the three months ended September 30, 2006, the Company issued 750,000 shares of common stock as partial repayment of its long term debt. The amount of debt reduction was recorded at an average share price of $.023 per share. Subsequent to September 30, 2006 the Company issued 1,309,446 common shares to pay for engineering services. 309,446 of the shares were record at a cost of $.04 per share; 1,000,000 shares were recorded at a cost of $.05 per share. Subsequent to September 30, 2006, the Company also issued 2,500,000 shares to liquidate its obligations under a previously signed loan agreement. Those shares were recorded at a cost of $.07 per share.

Also subsequent to September 30, 2006, the Company sold 10,000,000 shares, to one entity, for the cash amount of $260,000.

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

EXECUTIVE LEVEL OVERVIEW

The Company's operating strategies focus on the development of recreational water sports products, Rotary Engines and the management of its enterprise server facilities. The Company has begun selling distributorships for its recreational water sports products and expects to begin manufacturing and selling those products in 2006.

Management has also devoted substantial efforts in the operations of Nacio by pursuing aggressive cost cutting programs and eliminated unprofitable products.

Revenues for Nacio consist of hosting, co-location and related fees; sales of third party hardware and software; fees for systems and technical integration and administration; fees for power and server connectivity services, and the sale of computer software compliance monitoring services and products.

Revenues for Aqua to date consist of the sale of dealerships and the sale of XBoards.

Encompass Holdings, Inc. presently has executive offices at 1005 Terminal Way, Reno, NV. Nacio's enterprise server facilities are located at 55 Leveroni Court, Novato, CA. Currently, the only significant business risk of Nacio's operations is that the electricity to power the Electronic Enterprise Servers is obtained from a single-source supplier, Pacific Gas & Electric. Nacio has available back-up power generators sufficient to continue to power their enterprise server facilities in the event of short-term power losses. However, if the supply of power to Nacio by Pacific Gas & Electric were delayed or curtailed, the ability of Nacio to provide services to its customers could be adversely affected.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to the three months ended September 30, 2005:

	Three months ended September 30:
	2006	2005	Decrease	%
Sales	$ 791,319	$ 1,119,416	($ 328,097)	(29.31%)

The decrease in sales was attributable to reduce revenue at Nacio.

	Three months ended September 30:
	2006	2005	Decrease	%
Cost of sales	$ 275,978	$ 276,039	($ 61)	-%

Because Nacio’s direct costs are fixed, there were no saving of direct cost as a result of decreased revenue.

	Three months ended September 30:
	2006	2005	Decrease	%
General and administrative expenses	$ 1,634,776	$ 1,686,240	($ 51,464)	(3.05%)

The decrease in selling, general & administrative expenses was attributable to cost cutting measures taken at Nacio.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 compared to September 30, 2005:

	September 30, 2006	September 30, 2005	Decrease	%
Accounts receivable, net	$ 394,732	$ 405,585	($ 10,853)	(2.68%)

The change in accounts receivable was attributed to the reduction of revenue at Nacio.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in ensuring that material information related to us, required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and regulations of the SEC. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities occurred during the period covered by this report. Subsequent to September 30, 2006, the Company issued 1,154,723 common shares as compensation for engineering services, of which 1,000,000 shares were record at a cost of $.05 per share and the remaining 154,723 shares were record at a cost of $.04 per share. Subsequent to September 30, 2006, the Company also issued 2,500,000 common shares, record at a cost of $.07 per share to settle an obligation to a lender that had obtained a judgment against the Company.

The Company’s registration statement on Form SB-2 was declared effective August 8, 2006. The registration statement covered the sale of shares of the Company’s common stock by certain shareholders upon the conversion of outstanding debentures and the exercise of outstanding warrants. The Company did not realize any proceeds from the sales by the shareholders. The principle expense incurred by the Company in connection with the registration statement was legal fees of $51,666.00.

ITEM 6.  EXHIBITS

(a)  Exhibits.

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

November 15, 2006	ENCOMPASS HOLDINGS, INC.

	By:	/s/ ARTHUR N. ROBINS Arthur N. Robins Chief Executive Officer

	By:	/s/ LESLIE I. HANDLER Leslie I. Handler, President