Form 10QSB
period 2006-12-31
ENCOMPASS HOLDINGS, INC.
filed 2007-03-14
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 000-31451

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4756822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X] No [   ]

As of March 13, 2007, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 54,071,148 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [   ] No [X]

ENCOMPASS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	December 31, 2006	June 30, 2006
Assets

Current assets:
Cash	$42,177	$42,062
Inventories	26,750	-
Prepaid expenses	176,372	225,916
Net current assets of discontinued operations	514,743	619,565
Total current assets	760,042	887,543
Equipment, net	3,936,459	4,025,203
Equipment of discontinued operations, net	8,851,483	9,338,711
Other assets:
Deposits & other	3,000	3,000
Demonstration rotary engines not held for sale	2,310,000	2,310,000
Rotary engine intellectual assets	2,167,000	2,167,000
Net other assets of discontinued operations	348,260	420,392
Total other assets	4,828,260	4,900,392
	$18,376,244	$19,151,849

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$439,331	$499,477
Accrued liabilities	1,040,876	866,303
Long-term debt due within one year	2,960,000	2,990,000
Loans payable	270,595	95,000
Notes payable and accrued interest subject to conversion into an indeterminable number of shares of common stock	27,964	71,660
Derivative liabilities	806	6,371
Net current liabilities of discontinued operations	3,811,624	4,462,069
Total current liabilities	8,551,196	8,990,880
Long-term debt to related parties	50,000	50,000
Long-term debt	2,656,612	1,700,000
Accrued Interest	244,949	71,847
Net liabilities of discontinued operations	1,064,691	245,777
Minority interest	5,288,892	5,306,746
Net capital deficiency:
Preferred stock; $.001 par value; authorized 200,000 shares; outstanding 200,000 shares	200	200
Common stock; $.001 par value; authorized 500,000,000 shares; issued and outstanding 48,404,481 shares (28,820,035 shares at June 30, 2006)	48,404	28,820
Convertible promissory note and accrued interest	107,140	107,140
Additional paid in capital	35,353,776	34,810,660
Retained deficit	(34,989,616)	(32,160,221)
Total stockholders' equity	519,904	2,786,599
	$18,376,244	$19,151,849

See accompanying notes.

ENCOMPASS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

	Three months ended December 31		Six months ended December 31
	2006	2005	2006	2005

Revenues	$-	$-	$16,200	$-
Cost of goods sold	-	-	20,000	-
Gross profit	-	-	(3,800)	-
Operating expenses:
General and administrative	723,030	477,078	1,327,120	952,189
Research and development	101,026	457,926	154,849	458,573
	824,056	935,004	1,485,769	1,410,762
Net loss from operations	(824,056)	(935,004)	(1,485,769)	(1,410,762)
Other income (expenses):
Change in fair value of derivative liabilities	(1,438)	(24,174)	3,952	(32,982)
Interest expense, net	(136,184)	(18,899)	(247,133)	(19,261)
Other	-	(1,227)	80,000	(1,227)
	(137,622)	(44,350)	(163,181)	(53,520)

Net income from continuing operations before provision for income taxes	(961,678)	(979,354)	(1,648,950)	(1,464,282)
Provision for income taxes	3,141	12,000	3,141	12,000

Net loss from continuing operations	(964,819)	(991,354)	(1,652,091)	(1,476,282)

Net loss of discontinued operations, net of provision for income taxes	(623,033)	(202,823)	(1,177,304)	(592,250)

Net loss	$(1,587,852)	$(1,194,177)	$(2,829,395)	$(2,068,532)

Net loss per common share

Continuing operations	$(.024)	$(.101)	$(.048)	$(.173)
Discontinued operations	(.016)	(.021)	(.044)	(.069)

	$(.040)	$(.122)	$(.092)	$(.242)

See accompanying notes.

ENCOMPASS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

	Three months ended December 31		Six months ended December 31
	2006	2005	2006	2005
Cash flows from operating activities:

Net loss	$(1,587,852)	$(1,194,177)	$(2,829,395)	$(2,068,532)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Provision for uncollectible accounts	16,200	-	16,200	-
Depreciation & amortization	88,744	-	88,744	-
Provision for income taxes	3,141	-	3,141	-
Minority interest	(18,173)	-	(17,854)	-
Change in fair value of derivative liabilities	1,438	24,174	(5,565)	32,982
Shares issued in exchange for services	168,878	469,988	168,878	806,757
Loss on disposal of equipment	-	1,277	-	1,277
Changes in assets and liabilities:
Other assets	(12,063)	60,628	22,794	8,677
Accounts payable	83,984	(304,496)	(60,146)	(38,010)
Accrued liabilities	556,359	125,765	515,416	113,452
	(699,344)	(816,841)	(2,097,787)	(1,143,397)

Cash flow from discontinued operations	181,698	78,694	707,361	615,273
Cash flows from investing activities:
Advances received from (paid to) related parties	-	120,578	-	53,358
Discontinued operations	318,404	159,768	72,132	55,828
	318,404	280,346	72,132	109,186
Cash flows from financing activities:
Proceeds from long-term debt	250,000	1,000,000	1,050,000	1,000,000
Principal payments on long-term debt	-	(85,292)	-	(88,757)
Proceeds from sale of common stock	-	-	260,000	-
Discontinued operations	(21,591)	(127,926)	8,409	(170,614)
	228,409	786,782	1,318,409	740,629
Net change in cash	$29,167	$328,981	$115	$321,691

Continued on next page.

	Three months ended December 31		Six months ended December 31
	2006	2005	2006	2005

Cash at beginning of period	$13,010	$1,808	$42,062	$9,098

Net change in cash	29,167	328,981	115	321,691

Cash at end of period	$42,177	$330,789	$42,177	$330,789

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted to common stock	$43,696	$175,000	$43,696	$175,000

Accrued interest on long-tem debt converted to common stock	$123,388	$-	$123,388	$-

See accompanying notes.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Financial Statements
December 31, 2006

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

In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock.

Effective April 1, 2005, the Company acquired 100% of Nacio Systems, Inc. ("Nacio"). Nacio owns 100% of Interactive Holding Group, Inc. ("IHG").

INTERIM REPORTING: The Company's year-end for accounting purposes is June 30. In the opinion of Management, the accompanying consolidated condensed financial statements as of December 31, 2006 and 2005 and for the three months and six months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months and six months ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
December 31, 2006

1.	Summary of significant accounting policies (continued)

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

The Company estimated the fair value of the conversion feature of its notes payable to be $806 as of December 31, 2006 and is reported in the accompanying consolidated balance sheet as derivative liabilities. Under EITF No. 00-19, this amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other income for the change in fair value of derivative liabilities in the consolidated statement of operations of $5,390 for the three months ended September 30, 2006 and $3952 for the six months ended December 31, 2006.

REVENUE RECONGNITION: Revenue for Aqua consists of the sale of XBoards and is recognized when the product is shipped.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
December 31, 2006

1.	Summary of significant accounting policies (continued)

NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 40,044,859 for the three (3) months ended December 31, 2006 and 30,807,224 for the six (6) months ended December 31, 2006. (6,048,177 for the three (3) months ended December 31, 2005 and 8,536,231 for the six (6) months ended December 31, 2005). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be dilutive.

2.	Operations

The Company's operating strategies focus on the development of recreational water sports products and rotary engines.

The Company has begun selling distributorships for its recreational water sports products and expects to begin manufacturing and selling those products in 2007.

Management of the Company believes that operations from the sale of these products will be profitable by the end of 2007 and that the Company will recover its development costs within five years.

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

3.	Notes payable subject to conversion into an indeterminable number of shares of common stock

Notes payable were due one year from the issuance date of the note with interest at 20% per annum. The notes, including unpaid interest, are convertible, in whole or in part, at any time after six months from the date of the note at the option of the holder. The notes are convertible at the option of the Company upon

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
December 31, 2006

3.	Notes payable subject to conversion into an indeterminable number of shares of common stock (continued)

ten days written notice after six months and one year from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at 90% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 1,050,000 shares of its common stock if the principal and accrued interest of the notes were converted as of December 31, 2006.

4.	Long Term Obligations

Included in long term debt is $2,750,000 of notes payable to AJW Offshore, Ltd; AJW Partners, LLC AJW Qualified Partners, LLC; and Millennium Capital Partners II., LLC. The entire amount is convertible in whole or in part into shares of common stock of the Company at the option of the Company at a conversion price equal to the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to the date of conversion at a discount of 45%.

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

During the three months ending, December 31, 2006, as partial repayment of the cash advances received from AJW Partners, LLC, AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC, the company issued 3,250,000 shares of its common stock in return for a principle reduction of $70,125. Subsequent to December 31, 2006 the Company has issued an additional 2,250,000 common shares for a further reduction of $49,500.

5.	Common stock

During the three months ended December 31, 2006, the Company issued 3,250,000 shares of common stock as partial repayment of its long term debt. The amount of debt reduction was recorded at an average share price of $.022 per share. During the same period the Company also issued; 2,109,446 shares of common stock to pay for engineering services valued at $108,268.39; 2,500,000 shares of common stock to settle a law suit valued at $45,000 plus unspecified damages; 10,000,000 shares of common stock to a third party for $260,000 cash; 200,000 shares of common stock to two Directors as compensation for their services; 225,000 shares of common stock to two consultants for services valued at $11,800; 350,000 common shares to a group of thirteen employees valued at $26,650 and 200,000 shares of common stock to a creditor to resolve an outstanding debt. Subsequent to December 31, 2006, the Company also issued 2,250,000 shares to liquidate its obligations under a previously signed loan agreement. Those shares were recorded at a cost of $.022 per share.

6.	Nacio Systems, Inc. Spin-Off

On November 29, 2006 the board of directors for the Registrant has determined that it is in the best interests of the Registrant and its shareholders that it divest itself of its wholly-owned non-reporting subsidiary, Nacio Systems, Inc. The divestiture will take the form of a spin-off of all of the issued and outstanding common stock of Nacio held by the Registrant. The spin-off record date, distribution ratio and the distribution date are yet to be determined.

The Registrant has restated the operations of Nacio in the accompanying financial statement for all periods presented.

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

RESULTS OF OPERATIONS

Three months and six months ended December 31, 2006 compared to the three months ended December 31, 2005:

	Three months ended December 31:
	2006	2005	Decrease	%
Sales	0	0	N/A	N/A

	Six months ended December 31:
	2006	2005	Increase	%
Sales	16,200	0	16,200	N/A

Sales consists of only prototype Xboards.

	Three months ended December 31:
	2006	2005	Decrease	%
Cost of sales	0	0	0	N/A

	Six months ended December 31:
	2006	2005	Decrease	%
Cost of sales	20,000	0	20,000	N/A

Cost of sales represents licensing fees.

	Three months ended December 31:
	2006	2005	Decrease	%
General and administrative expenses	824,056	935,004	110,948	11.87%

The decrease in sales, general & administrative expenses was from less research and development costs.

	Six months ended December 31:
	2006	2005	Increase	%
General and administrative expenses	1,481,969	1,410,762	71,207	5.05%

The increase in selling, general & administrative expenses was attributable to interest expense.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 compared to December 31, 2005:

	December 31, 2006	December 31, 2005	Increase	%
Accounts receivable, net	16,200	0	16,200	N/A

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company settled the previously disclosed litigation entitled Golden Gate Investors, Inc. v Encompass Holdings, Inc. Case No. GC865836 in the Superior Court for San Diego County, California. The Company issued 2,500,000 shares of its common stock to the plaintiff for a settlement valued at $45,000.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about September 30, 2006, the Company issued 154,723 shares of its common stock in lieu of cash payment for engineering services provided to the Company. The services were valued at $6,189.00.

On or about September 30, 2006, the Company issued 2,500,000 shares of its common stock in settlement of certain litigation. The value of the settlement value was $45,000. This issuance is also disclosed in the report in Item 1. Legal Proceedings.

On or about November 11, 2005, the Company issued 200,000 shares of its common stock to two (2) directors; 225,000 shares of its common stock to two (2) consultants; and 350,000 shares of common stock to certain key employees of the Company’s wholly-owned subsidiary Nacio Systems, Inc. The value of these issuances was recorded as $46,150.

On or about November 21, 2006, the Company issued 200,000 shares of its common stock to a creditor in settlement of an outstanding claim of an undetermined amount in excess of $250,000.

All of the described transactions wee in reliance in the exemptions from registration provided by either Section 4(2) or Section 4(6) of the Securities Act of 1933 as transactions not involving a public offering or as transactions with accredited investors.

ITEM 5. OTHER EVENTS

The board of directors for the Registrant has determined that it is in the best interests of the Registrant and its shareholders that it divest itself of its wholly-owned non-reporting subsidiary, Nacio Systems, Inc. The divestiture will take the form of a spin-off of all of the issued and outstanding common stock of Nacio held by the Registrant. The spin-off record date, distribution ratio and the distribution date are yet to be determined. The Registrant will prepare and distribute to its shareholders of record and Information Statement substantially in the form required by Regulation 14C of the Securities Exchange Act of 1934 (“1934 Act”) and will file and have declared effective a registration statement on Form 10-SB under the 1934 Act for Nacio prior to the spin-off distribution. The Company filed a report on Form 8K disclosing this event on March 8, 2007.

The Registrant has accounted for this transaction as “discontinued operations” in its periodic reports under the 1934 Act.

ITEM 6.  EXHIBITS

(a)  Exhibits.

Exhibit Number	Description of Document

3.1	Articles of Incorporation as Amended *
3.2	By laws *
10.1	Manufacturing Agreement dated October 16, 2006 between Encompass Holdings, Aqua
Xtremes, Inc., Xtreme Engines, Inc. and Sumeeko Industries Co. Ltd. *
10.2	Asset Acquistion Agreement dated March 28, 2006 between Encompass Holdings, Inc;
Rotary Engines, Inc; Rotary Engines Technologies, Inc; Larry Cooper; Scott Webber;
And Shirley Harmon. *
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
*	Filed by reference to a prior filing of the Registrant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2006	ENCOMPASS HOLDINGS, INC.

	By:	/s/ ARTHUR N. ROBINS Arthur N. Robins Chief Executive Officer

	By:	/s/ LESLIE I. HANDLER Leslie I. Handler, President