Form 10QSB/A
period 2006-12-31
ENCOMPASS HOLDINGS, INC.
filed 2007-03-21
CIK 769882

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

March 21, 2006	ENCOMPASS HOLDINGS, INC.

	By:	/s/ ARTHUR N. ROBINS Arthur N. Robins Chief Executive Officer

	By:	/s/ LESLIE I. HANDLER Leslie I. Handler, President