Form 10QSB
period 2007-03-31
ENCOMPASS HOLDINGS, INC.
filed 2007-05-15
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 000-31451

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4756822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X] No [   ]

As of April 26, 2007, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 265,234,750 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [   ] No [X]

ENCOMPASS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
Assets

Current assets:
Cash	$(27,031)	$42,062
Inventories	26,750	-
Prepaid expenses	132,149	225,916
Net current assets of discontinued operations	364,638	619,565
Total current assets	496,506	887,543
Equipment, net	3,911,460	4,025,203
Equipment of discontinued operations, net	8,674,668	9,338,711
Other assets:
Deposits & other	3,000	3,000
Demonstration rotary engines not held for sale	2,310,000	2,310,000
Rotary engine intellectual assets	2,167,000	2,167,000
Net other assets of discontinued operations	348,801	420,392
Total other assets	4,828,801	4,900,392
	$17,911,436	$19,151,849

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$581,871	$499,477
Accrued liabilities	1,043,201	866,303
Long-term debt due within one year	2,960,000	2,990,000
Loans payable	238,095	95,000
Notes payable and accrued interest subject to conversion into an indeterminable number of shares of common stock	27,964	71,660
Derivative liabilities	541	6,371
Net current liabilities of discontinued operations	4,137,113	4,462,069
Total current liabilities	8,988,785	8,990,880
Long-term debt to related parties	75,000	50,000
Long-term debt	2,980,252	1,700,000
Accrued Interest	401,598	71,847
Net liabilities of discontinued operations	867,589	245,777
Minority interest	5,306,746	5,306,746
Net capital deficiency:
Preferred stock; $.001 par value; authorized 200,000 shares; outstanding 200,000 shares	200	200
Common stock; $.001 par value; authorized 500,000,000 shares; issued and outstanding 48,404,481 shares (28,820,035 shares at June 30, 2006)	54,321	28,820
Convertible promissory note and accrued interest	100,000	107,140
Additional paid in capital	35,504,219	34,810,660
Retained deficit	(36,367,274)	(32,160,221)
Total stockholders' equity	(708,534)	2,786,599
	$17,911,436	$19,151,849

See accompanying notes.

ENCOMPASS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

	Three months ended March 31		Nine months ended March 31
	2007	2006	2007	2006

Revenues	$-	$-	$16,200	$-
Cost of goods sold	-	-	20,000	-
Gross profit	-	-	(3,800)	-
Operating expenses:
General and administrative	723,960	814,227	2,068,853	1,819,344
Research and development	48,563	41,480	203,412	500,053
	772,523	855,707	2,272,265	2,319,397
Net loss from operations	(772,523)	(855,707)	(2,276,065)	(2,319,397)
Other income (expenses):
Change in fair value of derivative liabilities	266	0	4,217	(54,334)
Interest expense, net	(150,172)	13,503	(397,305)	34,847
Other	2,326	(22,837)	82,326	(1,277)
	(147,581)	(9,334)	(310,762)	(20,764)

Net income from continuing operations before provision for income taxes	(920,104)	(843,257)	(2,586,826)	(1,736,965)
Provision for income taxes	-	-	(3,141)	(12,000)

Net loss from continuing operations	(920,104)	(843,257)	(2,589,967)	(1,748,965)

Net loss of discontinued operations, net of provision for income taxes	(457,556)	(21,784)	(1,634,860)	(603,196)

Net loss	$(1,377,660)	$(865,041)	$(4,224,827)	$(2,352,161)

Net loss per common share	(.027)	(.058)	(.106)	(.235)

Continuing operations	$(.018)	$(.057)	$(.065)	$(.175)
Discontinued operations	(.009)	(.001)	(.041)	(.060)

	$(.027)	$(.058)	$(.106)	$(.235)

See accompanying notes.

ENCOMPASS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31		Nine months ended March 31
	2007	2006	2007	2006
Cash flows from operating activities:

Net loss	$(1,377,660)	$(843,257)	$(2,589,967)	$(1,748,965)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Provision for uncollectible accounts	-	-	16,200	-
Depreciation & amortization	24,998	-	113,742	-
Provision for income taxes	-	-	3,141	12,000
Change in fair value of derivative liabilities	(266)	21,353	(4,217)	54,334
Shares issued in exchange for services	-	4,356	135,616	997,453
Loss on disposal of equipment	-	1,277	-	1,277
Changes in assets and liabilities:
Prepaid expenses	44,223	(243,458)	62,017	(262,351)
Other assets	-	-	-	27,570
Accounts payable	142,540	113,364	82,394	75,354
Accrued liabilities	173,716	390,645	671,558	277,035
	(992,449)	228,266	(1,509,515)	(566,293)

Cash flow from discontinued operations	454,766	(843,257)	(329,669)	(598,001)
Cash flows from investing activities:
Advances received from (paid to) related parties	(4,025)	27,678	91	46,850
Discontinued operations	-	8,071	-	55,078
	(4,025)	35,749	91	101,928
Cash flows from financing activities:
Proceeds from long-term debt	425,000	743,000	1,475,000	1,743,000
Principal payments on long-term debt	(32,500)	(64,186)	(45,000)	(88,757)
Proceeds from sale of common stock	80,000	-	340,000	-
Discontinued operations	-	(3,266)	0	(173,880)
	472,500	675,548	1,770,000	1,480,363
Net change in cash	$(69,208)	$96,306	$(69,093)	$417,997

See accompanying notes.

	Three months ended March 31		Nine months ended March 31
	2007	2006	2007	2006

Cash at beginning of period	$42,177	$330,789	$42,062	$9,098

Net change in cash	(69,208)	96,306	(69,093)	417,997

Cash at end of period	$(27,031)	$427,095	$(27,031)	$427,095

Supplemental disclosure of non-cash investing and financing activities:

Notes payable and accrued interest converted to common stock	$76,360	$4,356	$169,748	$73,023

See accompanying notes.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Financial Statements
March 31, 2007

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

In December 2004, Aqua formed Xtreme Engines, Inc. ("Engines") and owns 100% of its common stock.

Effective April 1, 2005, the Company acquired 100% of Nacio Systems, Inc. ("Nacio"). Nacio owns 100% of Interactive Holding Group, Inc. ("IHG").

INTERIM REPORTING: The Company's year-end for accounting purposes is June 30. In the opinion of Management, the accompanying consolidated condensed financial statements as of March 31, 2006 and 2007 and for the three months and nine months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months and nine months ended March 31, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
March 31, 2007

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

The Company estimated the fair value of the conversion feature of its notes payable to be $541 as of March 31, 2007 and is reported in the accompanying consolidated balance sheet as derivative liabilities. Under EITF No. 00-19, this amount is reported separate from the convertible notes payable as derivative liabilities. Further, under SFAS No. 133, any change in fair value of derivative liabilities during the period is reported as other income or expense in the statement of operations. The Company recognized other income for the change in fair value of derivative liabilities in the consolidated statement of operations of $266 for the three months ended March 31, 2007 and $4217 for the nine months ended March 31, 2007.

REVENUE RECONGNITION: Revenue for Aqua consists of the sale of XBoards and is recognized when the product is shipped.

ENCOMPASS HOLDINGS, INC.

Consolidated Notes to Condensed Financial Statements
March 31, 2007

1.	Summary of significant accounting policies (continued)

NET LOSS PER COMMON SHARE: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 51,230,407 for the three (3) months ended March 31, 2007 and 40,038,929 for the nine (9) months ended March 31, 2007. (6,048,177 for the three (3) months ended March 31, 2006 and 8,536,231 for the nine (9) months ended March 31, 2006). Common stock to be issued is not considered to be a common stock equivalent as the effect on net loss per common share would be dilutive.

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
March 31, 2007

3.	Notes payable subject to conversion into an indeterminable number of shares of common stock (continued)

ten days written notice after six months and one year from the date of the note or at the time of any public offering by the Company in an aggregate amount of no less than $10,000,000, or upon any merger or acquisition to which the Company is a party. The notes may be converted at 90% of the closing bid price of the Company's common stock on the date of the notice of conversion. There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company's common stock currently authorized. The Company would have been required to issue 1,050,000 shares of its common stock if the principal and accrued interest of the notes were converted as of March 31, 2007.

4.	Long Term Obligations

Included in long term debt is $2,980,252 of notes payable to AJW Offshore, Ltd; AJW Partners, LLC AJW Qualified Partners, LLC; and Millennium Capital Partners II., LLC. The entire amount is convertible in whole or in part into shares of common stock of the Company at the option of the Company at a conversion price equal to the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to the date of conversion at a discount of 45%.

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

During the three months ending, March 31, 2007, as partial repayment of the cash advances received from AJW Partners, LLC, AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC, the company issued 3,250,000 shares of its common stock in return for a principle reduction of $76,360. Subsequent to March 31, 2007 the Company has issued an additional 1,750,000 common shares for a further reduction of $22,200.

5.	Common stock

During the nine months ended March 31, 2007, the Company issued 7,250,000 shares of common stock as partial repayment of its long term debt. The amount of debt reduction was recorded at an average share price of $.022 per share. During the same period the Company also issued; 3,009,446 shares of common stock to pay for engineering services valued at $130,378; 2,500,000 shares of common stock to settle a law suit valued at $45,000 plus unspecified damages; 12,666,667 shares of common stock to third party’s for $340,000 cash; 200,000 shares of common stock to two Directors as compensation for their services; 225,000 shares of common stock to two consultants for services valued at $11,800; 350,000 common shares to a group of thirteen employees valued at $26,650 and 200,000 shares of common stock to a creditor to resolve an outstanding debt. Subsequent to March 31, 2007, the Company also issued 1,750,000 shares to liquidate its obligations under a previously signed loan agreement, at an average cost of $.022 per share; 208,263,602 shares of common stock to liquidate notes payable totaling $3,060,201; and 900,000 common shares to pay engineering fees of $18,000.

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

RESULTS OF OPERATIONS

Nine months and three months ended March 31, 2007 compared to the nine months and three months ended March 31, 2006:

	Nine months ended March 31:
	2007	2006	Increase	%
Sales	16,200	0	16,200	N/A

	Three months ended March 31:
	2007	2006	Increase	%
Sales	0	0	0	N/A

Sales consists of only prototype XBoards.

	Nine months ended March 31:
	2007	2006	Increase	%
Cost of sales	20,000	0	20,000	N/A

	Three months ended March 31:
	2007	2006	Decrease	%
Cost of sales	0	0	0	N/A

Cost of sales represents licensing fees.

	Nine months ended March 31:
	2007	2006	Decrease	%
General and administrative expenses	2,068,853	1,819,344	(249,509)	(13.71%)

The increase in general & administrative expenses was due primarily from the increase in interest expense.

	Three months ended March 31:
	2007	2006	Decrease	%
General and administrative expenses	723,960	814,227	(90,267)	(11.09%)

The decrease in general & administrative expenses was attributable to an increase in interest expense of $164,000 and a decrease in the cost of financial consultants of $255,000.

	Nine months ended March 31:
	2007	2006	Decrease	%
Research & Development expenses	203,412	500,053	(296,641)	(59.32%)

The decrease is due to fewer consulting personnel being utilized for the XBoard development.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2007	March 31, 2006	Decrease	%
Total current assets	131,868	725,065	(593,197)	(81.90%)

The decrease is due to a decrease in cash $454,126 and decrease in prepaid expenses $165,821.

	March 31, 2007	March 31, 2006	%
Equipment net	3,911,460	0	N/A

	March 31, 2007	March 31, 2006	%
Demonstration rotary engines not held for resale.	2,310,000	0	N/A

	March 31, 2007	March 31, 2006	%
Rotary engine intellectual assets	2,167,000	0	N/A

All these increases are attributed to the acquisition of the 51% interest in Rotary Engine Technologies, Inc.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company settled the previously disclosed litigation entitled Golden Gate Investors, Inc. v Encompass Holdings, Inc. Case No. GC865836 in the Superior Court for San Diego County, California. The Company issued 2,500,000 shares of its common stock to the plaintiff for a settlement valued at $45,000 pursuant to a Settlement Agreement and Mutual Release dated October 4, 2006.

ITEM 6.  EXHIBITS

(a)  Exhibits.

Exhibit Number	Description of Document

3.1	Articles of Incorporation as Amended *
3.2	By laws *
10.1	Manufacturing Agreement dated October 16, 2006 between Encompass Holdings, Aqua
Xtremes, Inc., Xtreme Engines, Inc. and Sumeeko Industries Co. Ltd.*
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

May 12, 2007	ENCOMPASS HOLDINGS, INC.

	By:	/s/ ARTHUR N. ROBINS Arthur N. Robins Chief Executive Officer