Form 10KSB
period 2007-06-30
ENCOMPASS HOLDINGS, INC.
filed 2008-10-08
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to.

Commission file number: 333-82608

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4756822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [ X ]    No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act)
YES [    ]    NO [ X ]

The Issuer had no  revenue during the  most recent fiscal year.

The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of  September 28, 2007 was $97,752 based on the average bid and ask prices on September 19, 2007.

As of  September 28, 2007, the number of outstanding shares of the issuer's common stock, $0.001 par value was 282,234,750 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [   ]   No [ X ]

This report includes “forward-looking statements” within the meaning of the federal securities laws. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “will”, “would”, “could”, “should”, “expects”, “plans”, “anticipates”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this report are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties. All forward-looking statements included in this report are made as of the date of this report and we assume no obligation to update any such forward-looking statements.

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

BUSINESS STRATEGY

AQUA XTREMES, INC./ XTREME ENGINES, INC. / ROTARY ENGINE TECHNOLOGIES, INC.

Aqua Xtremes, Inc., a Nevada corporation, is the designer, manufacturer, and marketing company for revolutionary water sports equipment. One of its products is the XBoard(TM) a jet-powered personal watercraft that redefines extreme water sports. XBoards(TM) allow riders of all skill levels the ultimate experience and exhilaration of riding a personal watercraft. The XBoard(TM) design team has created a revolutionary watercraft that will combine an innovative hull design with  a powerful EPA conforming rotary engine.

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

Rotary Engine Technologies, Inc., a Nevada Corporation and a 51% owned subsidiary of Xtreme Engines, owns considerable rotary engine intellectual property and prototypes of various power sizes. It’s focus is to develop these prototypes to commercial viability specializing in the use of  a variety of alternate fuels.

NACIO SYSTEMS, INC.

In our previous 10-KSB annual reports, we discussed the business operations of our  wholly-owned subsidiary, Nacio Systems, Inc. In November 2006,  our directors approved the spin-off  of Nacio Systems to our shareholders. As of the date of this report the terms and conditions of the spin-off have not yet been decided upon. Upon completion of the spin-off, Nacio Systems will become a separate company with the shareholders of the Company holding shares of the Common Stock of Nacio Systems, as well as continuing to hold shares of Common Stock in the Company. In addition, upon completion of the spin-off, Nacio Systems will become subject to the reporting requirements of the Securities Exchange Act of 1934.

As a consequence of the decision of spin-off Nacio Systems, our financial statements  now reflect Nacio Systems as " discontinued operations".

Risk Factors

The risks described below are not the only ones we face. Additional risks not presently known to us or that we believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our Common Stock could decline as due to any of these risks. In assessing these risks, reference should be made to the other information contained in this Registration Statement, including our financial statements and related notes.

Risks Related to Our Business That May Affect Our Future Results and the Market Price of Our Common Stock.

We are subject to uncertainties concerning our future financial results.

We have not had a history of generating revenues from our operations. There can be no assurance that we will generate revenues from operations, or if we do generate such revenues, whether we will generate profits. Revenues and profitability will depend upon many factors, including the success of obtaining future debt or equity financing and the overall success of our business operations. If adequate financial resources are not available, we may be required to materially curtail or cease our operations. Accordingly, our auditors have issued a qualified audit report in which they have expressed a concern about our ability to continue as a going concern.

We do not have any existing bank credit facilities. Our ability to obtain such  financing may be limited.

We do not have any existing bank credit facilities. Our ability to obtain such financing may be limited and may have an adverse affect on our results of operations.

Our capital resources may not be sufficient to meet our capital requirements.

We have periodically experienced negative cash flow from operations and could experience negative cash flow from operations in the future. Our current and future capital requirements are substantial and, at present, cash generated from operations is not sufficient to meet these requirements. We cannot be sure in the future that cash generated from operations will be sufficient to meet our requirements or that financing will be available at favorable terms when required, or at all. If we are not able to obtain financing, we may not be able to meet our financial obligations to our creditors when they become due and we may have to curtail or cease operations.

We are subject to certain federal and state regulation.

The eventual manufacture and sale of our rotary engine is subject to federal and state environmental regulations. These regulations require that the engine be subjected to certain testing in order to obtain the required approvals for the sale of the engine to end-users and for the installation of the engine in the XBoard. There can be no assurances that the engine will be able to satisfy these regulations.

We are dependent upon our key  technology and executive personnel.

We are particularly dependent upon our key technology, business and executive personnel. We believe that our success will depend in part upon our ability to attract and retain these skilled individuals, the competition for which is intense. The failure to recruit and retain key business and management personnel could harm our business.

Particular Risks Related to Our Common Stock.

At the present time there is very limited public market for our Common Stock.

Our Common Stock is traded  on the over-the-counter market. We anticipate that the price of our Common Stock is will continue to be volatile. Our results of operations, as well as general stock market conditions, could adversely affect the price of our Common Stock. In addition, short term trading strategies of certain investors can also have a significant effect on the price of our Common Stock.

We do not expect to pay dividends

We have never paid any cash dividends on our Common Stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for funding our business Therefore, you may not receive any return on an investment in our Common Stock in the form of cash dividends.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive and administrative offices are located at 1005 Terminal Way, Suite 110, Reno, Nevada. We have contracted with Nacio Systems, Inc. to have it provide services such as computing power, website maintenance and other professional services on an as-needed basis. This arrangement has allowed both companies to minimize overhead expenses and has enabled their respective executives and consultants access, in real time, to the engineering and administrative data that they require to carry out their respective responsibilities. Subsequent to the spin-off, Nacio will continue to provide these contract services on a cost basis.

Rotary Engine Technologies, Inc., Aqua Xtremes, Inc., and Xtreme Engines, Inc. conduct  their respective businesses from a 7,000 square foot facility at 3705 Shares Place in Riviera Beach, Florida.

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

We are a party to the following legal proceedings:

The Company is the defendant in litigation entitled “NIG v. Nacio Systems, Inc.et al”, Case No. CV 070499 in the Superior Court for Marin County, California.  Plaintiff has sued for monies owed under a note against which the Company has claimed offsets.  All matters have been resolved in a recent court decision.  The company has a financial obligation which has been disclosed for some time on its balance sheet  And  as a result of the final decision, the company  will reduce the liability as previously reported.

The Company is the plaintiff in Federal litigation entitled “Nacio Systems, Inc. v. Herbert Gottlieb, et al”, case No. C 07 3481 PJH in United States District Court for the Northern District of California, San Francisco, California.  The company is suing for retrieval of certain intellectual property and damages related to the unlawful use of one of its intellectual software properties, as well as business interference.

The Company is the defendant and cross complainant in litigation entitled “Malcom Misuraca v. David & Phyllis Lyons and Nacio Systems, Inc.”, Case No. CV06033 in Superior Court for Marin County, California.  The company has been sued for legal fees connected to the defense of a former company officer.  The Company has taken the position of not being liable and has sued the former officer in a cross complaint connected with the case.  Recent hearings have placed the company in a more favorable position.

The Company has been named, along with eleven other defendants in litigation entitled Frank Ehret v. (all named) Case No. CGC-07-465521 in Superior Court for the state of California, city of San Francisco.  All of the defendants in the NIG case (CV 070499) have been sued by one of the original plaintiffs.  The company expects this case to be dismissed under the presumption of no merit

Easton Corporation, (a Nacio Systems, Inc. vendor) obtained a judgment for $29,353.99 on May 22, 2006. Nacio did not defend against the action and settled the matter by payment of the judgment amount.
Golden Gate Investors, Inc. v. Encompass Holdings, Inc. Case number GC865836, Superior Court, and County of San Diego is for the recovery of $45,000 cash advances and penalties. The company settled the matter by issuing 2,500,000 restricted shares to Golden Gate.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol ECMH. The following table sets forth the range of high and low bid prices during each quarter for the years ended June 30, 2007 and June 30, 2006. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

	LOW	HIGH
Q 1-2006 Q 2-2006 Q 3-2006 Q 4-2006	$0.24 0.15 0.19 0.15	$1.37 0.25 0.38 0.27
Q 1-2007 Q 2-2007 Q 3-2007 Q 4-2007	$0.04 0.04 0.02 0.01	$0.13 0.08 0.08 0.03

RECORD HOLDERS

We have only one class of common stock. As of June 30, 2007 there were 1,087 shareholders of record for our common stock and a total of 282,234,750 shares of common stock issued and outstanding.

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

DIVIDENDS

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its businesses.  Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of unregistered securities sold during the period covered by this report including the date sold, the title of the securities, the amount sold, , the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

On October 9, 2006, the Company issued 154,723 shares of common stock in exchange for consulting services.  Management of the Company valued the shares issued at $.04 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting expenses of $6,188.92 as a result of the issuances
.
On October 24, 2006, the Company issued 2,500,000 shares of its common stock in exchange for $47,821.13 of debt.. Management of the Company valued the shares issued at $.07 per share, the closing bid price of the Company’s common stock on the date of issuance.

On December 20, 2006, the Company issued 975,000 share of its common stock in exchange for consulting and other services. Management of the Company valued the shares issued at $.06 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded consulting and other expenses of $58,500 as a result of the issuances.

On February 27, 2007, the Company issued 2,666,667 shares of its common stock in exchange for $80,000 cash.. Management of the Company valued the shares issued at $.03 per share, the closing bid price of the Company’s common stock on the date of issuance.

On April 10, 2007, the Company issued 208,263,542 shares of its common stock in exchange for $3,047,243.notes and interest payable. Management of the Company valued the shares issued at $.035 per share for 1,800,595 shares, $.023 per share for 1,612,228 shares, .0144 for 204,850,779 shares, the closing bid prices of the Company’s common stock on the date each of the agreements was consummated.

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

EXECUTIVE LEVEL OVERVIEW

The Company's operating strategies have continued to  focus on the development of recreational water sports products and now includes  the development of a variety of sizes of rotary engines that will be powered by traditional as well as alternative fuels.   Those engines will be utilized to power the recreational water sports products as well as additional products.  The Company has sold distributorships for its recreational water sports products and expects to begin manufacturing and selling those products upon receipt of EPA and CARB approval of the engine.

Revenues for Aqua Xtremes, Inc. to date consist of the sale of dealerships.

Xtreme Engines, Inc through its majority owned subsidiary, Rotary Engine Technologies, Inc is engaged in the development of rotary engines, that will operate on various fuels and will be utilized in a variety of applications.  Because that technology is still developing, it is necessary to write off the purchased assets as research and development costs and to return the company to a development stage enterprise.

We presently have executive offices at 1005 Terminal Way, Suite 110, Reno, Nevada 89502-2179.  Nacio Systems, Inc.'s enterprise server facilities are located at, 55 Leveroni Court, Novato, California 94949. Aqua Xtreme's and its wholly owned and partially owned subsidiaries, carry out their enterprise utilizing facilities located at 3705 Shares Place, Riviera Beach, Florida 33404. Currently, the only significant business risk of Nacio Systems, Inc.'s operations is that the electricity to power the enterprise service facility is obtained from a single-source supplier, Pacific Gas & Electric. Nacio Systems, Inc. has available back-up power generators sufficient to continue to power their enterprise server facilities in the event of short-term power losses. However, if the supply of power to Nacio Systems, Inc. by Pacific Gas & Electric were delayed or curtailed, the ability of Nacio Systems, Inc. to provide services to its customers could be adversely affected.

Aqua Extremes and its subsidiaries have not yet achieved commercial production and are dependent on the raising of additional capital to achieve commercial delivery of their products. Substantial purchase orders have been obtained for the delivery of these products and are awaiting the commencement of commercial delivery from Aqua’s vendors. Management is continuing its quest for the additional capital required to achieve commercial delivery.

RESULTS OF OPERATIONS

	Years ended June 30:
	2007	2006	Increase	%
Selling, general and administrative costs:

Aqua Xtremes, Inc. and Encompass Holdings, Inc.	$2,053,027	$3,646,635	$(1,593,608)	(43)%

The decrease in selling, general & administrative expenses of Encompass is due to  the reduction of professional services.

	Years ended June 30:
	2007	2006	Increase	%
Research & development expenses	948,245	$615,044	$333,201	54%

The research & development expenses related to the Company’s expanded effort to develop the rotary engine.

	Years ended June 30:
	2007	2006	Increase	%
Write-off of rotary engine patterns, demonstration Engines not held for sales, and intellectual assets	$7,717,000	$-	$7,717,000	N/A

On April 10, 2007 when the Company changed its focus from the manufacturing and marketing of recreational water sports products to the development of rotary engines primarily for commercial use, the Company determined that its rotary engine patterns, demonstration engines not held for sale, and intellectual assets may not be recoverable through future operations and recorded an impairment in value of $7,717,000.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 compared to June 30, 2006:

	Years ended June 30:
	2007	2006	Decrease	%
Total assets:

Aqua Xtremes, Inc. and Encompass Holdings, Inc.	$865,353	$8,773,180	$(7,907,827)	(90)%
Nacio Systems, Inc (discontinued operations).	$9,091,714	$10,378,668	(1,286,954	(12)%
	$9,957,067	$19,151,849	(9,194,782)

On April 10, 2007 when the Company changed its focus from the manufacturing and marketing of recreational water sports products to the development of rotary engines primarily for commercial use, the Company determined that its rotary engine patterns, demonstration engines not held for sale, and intellectual assets may not be recoverable through future operations and recorded an impairment in value of $7,717,000.

ITEM 7.	FINANCIAL STATEMENTS

Our consolidated, audited financial statements including a balance sheet as of the fiscal year ended June 30, 2007 and audited statements of operations, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-29 and are incorporated herein by this reference.

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH THE SECTION 16 (a) OF THE EXCHANGE ACT.

The following persons constitute all of the Company's Executive Officers and Directors:

NAME	AGE	POSITION
Leslie I. Handler	69	President, Director
J. Scott Webber	56	Chief Executive Officer, Director
Larry Cooper	59	Corporate Secretary, Director
Murray Goldenberg	67	Corporate Treasurer, Director

Leslie I. Handler has been a director since August 1991 and has served as Corporate Secretary. From 1988 to 1992, Mr. Handler was president of Far West Commercial Finance, a subsidiary of Far West Federal Bank, Portland, Oregon. Since 1993, Mr. Handler has been a consultant to the banking industry.

J.Scott Webber became a director of Encompass Holdings, Inc. on January 2, 2007 in accordance with the terms of an Asset Acquisition Agreement completed in 2006. He was re-elected a director and at the annual shareholders meeting held July 25, 2007 and was subsequently appointed Chief Executive Officer.  Mr. Webber has previously served as a manager, executive and director of a number of companies engaged in product development.

Larry Cooper was elected to the Board of Directors at theannual shareholders meeting held July 25, 2007 and was subsequently appointed Corporate Secretary.  Mr. Cooper has been involved in the construction industry since 1971 and has been working on the development of rotary engines to operate on alternative fuels since 1995,

Murray Goldenberg was elected to the Board of Directors at the annual shareholders meeting held July 25, 2007 and was subsequently appointed Corporate Treasurer.  Mr. Goldenberg has extensive experience as a public accountant and has been involved in a number of corporate reorganizations  since 1982.

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

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary and Consulting Fees ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur N. Robins CEO Emeritus	2007	$180,000							$180,000
Arthur N. Robins CEO Emeritus	2006	$240,000							$240,000
Arthur N. Robins CEO Emeritus	2005			$100,000*					$100,000
Palaut Management	2007	$240,000							$240,000
Palaut Management	2006	$240,000							$240,000
J. Scott Webber CEO	2007	$20,000**							$20,000

In October 2005, Mr. Robins received 500,000 S8 shares valued at $.20 each as partial payment of salary which had been accrued but not paid.

In May 2007, Mr. Webber received 1,000,000 S8 shares valued at $.02 each as partial payment of consulting fees which had been accrued but not paid.

Scott Webber, our Chief Executive Officer and a director, provides certain consulting and advisory services to our second-tier subsidiary, Rotary Engine Technologies, under a consulting Agreement effective February 14, 2006. The term of the agreement is 60 months with compensation at $60,000 per year.  The initial annual compensation will be increased to $120,000.00 at such time as Aqua Xtremes, Inc., the Company’s is wholly-owned subsidiary, has either (a) delivered a minimum of three hundred (300) Xboards™ per month to  customers for a period of two (2) consecutive months; or (b) completed the production, sale, and delivery of one of the Company’s engines; or (c) completed the sale and delivery of three thousand (3,000) 407 or 814 Wankel engines. In addition to the annual cash compensation, Mr. Webber was issued common stock of Encompass Holdings, Inc. in an amount equal to $100,000 based on the closing bid price of Encompass common stock on the OTC Bulletin.

Larry Cooper, our Corporate Secretary and a director, is employed by our second-tier subsidiary, Rotary Engine Technologies, as the Director of Product Development, pursuant to an Employment Agreement dated March 28, 2006. The term of the agreement is 60 months at an annual cash compensation of $60,000. The initial annual compensation will be increased to $120,000.00 at such time as Aqua Xtremes, Inc. has either (a) delivered a minimum of three hundred (300) Xboards™ per month to customers for a period of two (2) consecutive months; or (b) completed the production, sale, and delivery of one of the Company’s engines; or (c) completed the sale and delivery of three thousand (3,000) 407 or 814 Wankel engines

No other executive officer or director of the Company has an employment or other compensation agreement or arrangement with the Company or any of our subsidiaries.

Palaut Management, Inc. (“Palaut”) provides certain administrative services to the Company pursuant a “Cost + 2%” contract. During the period covered by this report, Palaut was paid $ 153,256 under that contract. The contract was terminated on April 30, 2007. Palaut has accrued and unpaid fees owing from the Company in the amount of $240,000 for fiscal years ended June 30, 2006 and June 30, 2007, respectively. In addition, Palaut provides certain management and administrative services to Nacio Systems, Inc. under a contract which Palaut is paid $7,500 per month by Nacio Systems.

Patricia Goldenberg, the wife of Murray Goldenberg, is the President and sole shareholder of Palaut.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James F. Abel III	N/A	3,000	N/A	N/A	N/A	N/A	3,000
Greg K. Hoggatt	N/A	9,000	N/A	N/A	N/A	N/A	9,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Mr. Robins' annual cash compensation is unpaid at this time and is being accrued. We issued to Mr. Robins 500,000 of our common shares valued at $100,000 in lieu of the cash equivalent.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 28, 2007, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common Stock	Leslie I. Handler 382 Running Springs Dr. Palm Desert, CA 92276	-0-	0%

Common Stock	Scott Webber 6339 Carmel Dr. Redding CA 96003	1,189,783	*

Common Stock	Larry Cooper 6339 Carmel Dr. Redding CA 96003	-0-	0%

Common Stock	Murray Goldenberg 44255 Hazel Canyon Palm Desert, CA 92260	1,750	*

Common Stock	Rotary Engines, Inc (b). 6339 Carmel Dr. Redding CA 96003	204,850,779	73%

	Officers and directors as a group [4 persons]	1,191,533
* Less than one percent

(a)	Mr. Webber and Mr. Cooper are officers, directors and shareholders of Rotary Engines, Inc.

ITEM 12.	THERE WERE NO RELATED PARTY TRANSACTIONS DURING THE PERIOD COVERED BY THIS REPORT.

ITEM 13.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the aggregate fees billed for each of the last two years for audit services rendered by our Principal Accountant for the audit of our of our annual financial statements and review of financial statements included in our Form 10QSB reports.

	6/30/06	6/30/07
Audit fees billed	$122,126	$88,000

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of October 2008.

ENCOMPASS HOLDINGS, INC.

By:	/s/ J. SCOTT WEBBER
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. SCOTT WEBBER J. Scott Webber	President, Chief Executive Officer, Director	October 7, 2008

/s/ W. LARRY COOPER W. Larry Cooper	Chief Financial Officer, Treasurer, Director	October 7, 2008

INDEX TO EXHIBITS

EXHIBIT
NO.		DESCRIPTION

PLAN OF REORGANIZATION

2.1	*	Articles and Agreement of Merger dated July 21, 1999

ARTICLES OF INCORPORATION AND BY-LAWS

3(i)	*	Articles of Incorporation of First Colonial Ventures Ltd. dated March 25, 1985.

3(ii)	*	Certificate of Amendment of First Colonial Ventures Ltd. dated August 12, 1985.

3(iii)	*	Certificate of Amendment of First Colonial Ventures Ltd. dated September 3, 1985.

3(iv)	*	Certificate of Amendment of First Colonial Ventures Ltd. dated February 3, 1992.

3(v)	*	Articles of Incorporation of Nova Communications Ltd. dated July 21, 1999.

3(vi)	*	Articles of Amendment of Nova Communications Ltd. effective June 30, 2005.

3(vii)	*	Articles of Amendment of Nova Communications Ltd. effective January 27, 2006.

3(viii)	*	Bylaws

10.1	*	Asset Acquisition Agreement dated March 28, 2006 with Rotary Engines, Inc.

10.2	*	Asset Purchase Agreement dated April 1, 2005 by and among Nacio Systems, Inc., a Nevada corporation; Nova Communications Ltd., a Nevada corporation; and Nacio Systems, Inc., a California corporation.

10.3	*	Agreement with Wankel AG effective December 31, 2005.

21		SUBSIDIARIES

CERTIFICATIONS

31.1		Rule 15d-14(a) certifications

31.2		Rule 15d-14(a) certifications

32.1		Section 1350 certifications

32.2		Section 1350 certifications

*	Incorporated herein by reference from filings previously made by the Company

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:
Balance sheets	F-3 - F-4
Statements of operations	F-5
Statements of stockholders’ equity (deficit)	F-6 - F-7
Statements of cash flows	F-8
Notes to consolidated financial statements	F-9 - F-30

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Encompass Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Encompass Holdings, Inc. (A Development Stage Enterprise) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ TIMOTHY L. STEERS, CPA, LLC

September 24, 2007
Portland, Oregon

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Balance Sheets

	June 30
	2007	2006
ASSETS
Current assets:
Cash	$91,299	$42,062
Receivable from related party	5,793	-
Prepaid expenses	131,380	225,916
Net current assets of discontinued operations	308,479	619,565
Total current assets	536,951	887,543
Property & equipment:
Equipment	751,554	751,554
Less accumulated depreciation & amortization	(151,322)	-
	600,232	751,554
Rotary engine patterns not yet used on operations	-	3,240,000
Net property & equipment of discontinued operations	8,433,989	9,338,711
Net property & equipment	9,034,221	13,330,265
Other assets:
Demonstration rotary engines not held for sale	-	2,310,000
Rotary engine intellectual assets	-	2,167,000
Other assets	36,649	36,649
Net other assets of discontinued operations	349,246	420,392
Total other assets	385,895	4,934,041

	$9,957,067	$19,151,849

Continued on next page.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Balance Sheets (continued)
	June 30
	2007	2006
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$724,044	$499,477
Accrued payroll & payroll related liabilities	256,439	276,078
Income taxes payable	7,000	7,000
Payable to related party	-	15,578
Accrued interest	135,755	68,607
Other accrued liabilities	312,128	335,500
Accrued management fees to related party	420,000	180,000
Loans payable	240,595	95,000
Notes payable & accrued interest subject to conversion
into an indeterminable number of shares of common stock	27,964	71,660
Derivative liabilities	541	6,371
Long-term obligations due within one year	-	2,960,000
Net current liabilities of discontinued operations	5,313,243	4,510,073
Total current liabilities	7,437,709	9,025,344

Long-term debt to related parties	-	50,000
Long-term obligations	3,547,138	1,700,000
Accrued interest	176,404	71,847
Long-term obligations of discontinued operations	64,870	211,313
Minority interest	1,276,003	5,306,746

Stockholders’ equity:
Preferred stock; $.001 par value; authorized 200,000 shares:
Series A - 100,000 shares designated, issued & outstanding	100	100
Series B - 100,000 shares designated, issued & outstanding	100	100
Common stock; $.001 par value; authorized 500,000,000 shares; outstanding ---270,534,750 shares in 2007
(28,820,035 shares in 2006)	270,535	28,820
Convertible promissory note & accrued interest	118,279	107,140
Additional paid-in capital	38,705,209	34,810,660
Retained deficit	(37,279,992)	(31,996,196)
Deficit accumulated during the development stage	(4,359,288)	(164,025)
Total stockholders’ equity	(2,545,057)	2,786,599

	$9,957,067	$19,151,849

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Statements of Comprehensive Loss

	Years ended June 30		Cumulative activity during development stage April 1, 2006 Through June 30, 2007
	2007	2006
Operating expenses:
Selling, general & administrative	$2,053,027	$3,646,635	$50,456
Research & development	948,245	615,044	772,791
Write-off of rotary engine patterns, demonstration Engines not held for sales, and intellectual assets	7,717,000	-	7,717,000
Total operating expenses	10,718,272	4,261,679	(8,540,247)

Net operating loss	(10,718,272)	(4,261,679)	(8,540,247)

Other Income (expenses):
Change in fair value of derivative liabilities	4,217	(24,471)	-
Loss on disposal of property & equipment	-	(1,277)	-
Interest expense	(479,238)	(204,314)	-
Total other expenses	(475,021)	(230,062)	-

Net loss from continuing operations before minority interest in net loss & provision for income taxes	(11,193,293)	(4,491,741)	(8,540,247)

Minority in net loss of subsidiary	4,030,743	150,216	4,180,959

Provision for income taxes	(800)	(4,600)	-

Net loss from continuing operations	(7,163,350)	(4,346,125)	(4,359,288)

Discontinued operations- net loss from discontinued operations	(2,315,709)	(343,520)	-

Net loss	$(9,479,059)	$(4,689,645)	$(4,359,288)

Net loss per common share:
Continuing operations	$(.08)	$(.33)	(.06)
Discontinued operations	$(.02)	$(.03)	$-

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Statements of Stockholders’ Equity (Deficit)
July 1, 2005 through June 30, 2007

	Preferred stock		Common stock

	Shares	Amount	Shares	Amount
Balance at July 1, 2005	200,000	$200	6,001,332	6,001
Common stock issued	-	-	9,896,613	9,897
Common stock issued for cash	-	-	400,000	400
Common stock issued upon conversion of notes payable & accrued interest	-	-	2,119,089	2,119
Common stock issued in exchange for accrued liabilities	-	-	363,100	363
Common stock issued in exchange for accrued payroll to officer	-	-	500,000	500

Common stock issued in exchange for services	-	-	5,387,761	5,388

Common stock to be issued in exchange For debt and accrued interest of subsidiary	-	-	4,102,140	4,102

Common stock issued for purchase of software	-	-	50,000	50

Accrued interest on convertible promissory note	-	-	-	-
Net loss	-	-	-	-
Balance at June 30, 2006	200,000	200	28,820,035	28,820
Common stock issued for cash	-	-	12,666,667	12,667
Common stock issued upon conversion of notes payable & accrued interest	-	-	220,650,779	220,651
Common stock issued upon conversion of notes payable & accrued interest to related parties	-	-	1,800,595	1,800
Common stock issued in exchange for services	-	-	5,146,674	5,147
Common stock issued to directors for services	-	-	200,000	200
Common stock issued to an employee for services	-	-	50,000	50
Common stock issued to stockholder for services	-	-	1,000,000	1,000
Common stock issued in exchange for accrued payroll of subsidiary	-	-	200,000	200
Accrued interest on convertible promissory note	-	-	-	-
Net loss	-	-	-	-
Balance at June 30, 2007	200,000	$200	270,534,750	$270,535

Continued on next page.

Common stock to be issued	Convertible promissory note & accrued interest	Additional paid-in capital	Retained deficit	Deficit accumulated during development stage	Total stockholders’ equity (deficit)
$8,703,927	$101,140	$22,809,499	$(27,470,576)		$4,150,191
(8,703,927)	-	8,694,030	-		-
-	-	4,000	-		4,400

-	-	307,715	-		309,834

-	-	70,626	-		70,989
-	-	99,500	-		100,000

-	-	2,000,512	-		2,005,900

-	-	816,328	-		820,430

-	-	8,450	-		8,500
-	6,000	-	-		6,000
-	-	-	(4,525,620)	(164,025)	(4,689,645)
-	107,140	34,810,660	(31,996,196)	(164,025)	2,786,599
-	-	327,333	-		340,000
-	-	3,268,533	-		3,489,184
		61,159			62,959
-	-	191,974	-		197,121
		11,800			12,000
		2,950			3,000
-	-	19,000	-		20,000

-	-	11.800	-		12,000
-	11,139	-	-		11,139
-	-	-	(5,283,796)	(4,195,263)	(9,479,059)
$-	$118,279	$38,705,209	$(37,279,992)	$(4,359,288)	$(2,545,057)

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Consolidated Statements of Cash Flows

	Years ended June 30		Cumulative activity during development stage April 1, 2006 Through
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(9,479,059)	$(4,689,645)	$(4,359,288)
Net loss from discontinued operations	$2,315,709	$343,520	--
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	151,322	-	149,000
Common stock issued for services	212,121	2,005,900
Common stock issued to stockholder for services	20,000	-	20,000
Notes payable issued for settlement expenses	188,095	-
Change in fair value of derivative liabilities	(4,217)	24,471	--
Write down of rotary engine patterns, demostration engines not held for sale, and intellectual assets	7,717,000	-	7,717,000
Loss on disposal of property & equipment	-	1,277	--
Provision for income taxes	-	4,600	--
Minority interest in net loss	(4,030,743)	(150,216)	(4,180,959)
Changes in assets & liabilities:
Prepaid expenses	94,536	(190,297)
Other assets	-	27,570
Accounts payable	965,438	1,573,447	10,837
Accrued liabilities	(77,068)	(534,960)	29,475
	(1,926,866)	(1,584,333)	(613,935)
Net cash provided by (used in) discontinued operating activities	(76,810)	457,818	--
Cash flows from investing activities:			--
Net advances received from (paid on behalf of) related parties	(21,371)	75,181	--
Other assets	-	(33,649)	--
	(21,371)	41,532	--
Net cash used in discontinued investing activities	(183,504)	(525,021)	--
Cash flows from financing activities:
Borrowing under loans payable	75,000	95,000	--
Borrowings under convertible notes payable	-	40,000	--
Principal repayment of notes payable	(102,500)	-	--
Principal repayment of notes payable to related parties	-	(101,510)	-
Borrowings from long-term obligations	2,045,000	1,700,000	620,957
Proceeds from sale of common stock	340,000	4,400	-
	2,357,500	1,737,890	620,957
Net cash used in discontinued financing activities	(99,712)	(94,922)	-
Net increase in cash	49,237	32,964	7,022
Cash at beginning of year	42,062	9,098	-

Cash at end of year	$91,299	$42,062	7,022

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(FORMERLY NOVA COMMUNICATIONS LTD)

Notes to Consolidated Financial Statements
June 30, 2007

1.	Business & summary of significant accounting policies

Business: Encompass Holdings, Inc. (the “Company” or “Encompass”) is incorporated under the laws of the State of Nevada.

Business combinations & basis of consolidation: The 2007 consolidated financial statements include the accounts of Encompass and its wholly-owned subsidiaries AquaXtremes, Inc. (“Aqua”); Xtreme Engines, Inc. (“Engines”), and its 51% owned subsidiary Rotary Engines Technology, Inc. (“RETI”).

The 2006 consolidated financial statements include the accounts of Encompass and its wholly-owned subsidiaries Aqua; Engines, and its 51% owned subsidiary RETI since its acquisition. Effective April 1, 2006, Engines formed RETI. On April 3, 2006, RETI issued 49% of its common stock in exchange for rotary equipment, patterns, demonstration rotary engines, and rotary engine intellectual assets.

Aqua is developing recreational water sports products, Engines is developing a marine engine for use in recreational water sports products, and RETI is developing rotary engines primarily for commercial use.

The 2007 and 2006 consolidated financial statements also include the accounts of Encompass’ wholly-owned subsidiaries NACIO Systems, Inc. (“NACIO”) and NACIO’s wholly-owned subsidiary Interactive Holding Group, Inc. (“IHG”). On November 29, 2006, the Board of Directors approved a formal plan to divest Encompass’ interest in NACIO and cease providing integrated communications of high speed Internet access and managed server and computer software compliance monitoring services and products. Accordingly, NACIO and IHG are reported as discontinued operations in the accompanying consolidated financial statements. The divesture has not yet been completed as of June 30, 2007.

All inter-company accounts and transactions have been eliminated.

Development stage enterprise: On April 10, 2007, the Company changed its focus from the manufacturing of recreational water sports products and the marketing of one of its products known as the XBoard™ to the development of rotary engines primarily for commercial use.

Because the rotary engine is still developing and the Company has not recognized sales from rotary engine products, the Company is considered to be in the development stage. Accordingly, the Company has adopted the accounting and reporting standards of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

1.	Business & summary of significant accounting policies (continued)

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

Property & equipment: Property & equipment are carried at cost. Equipment is depreciated using the straight-line method over five years, the estimated useful lives of the equipment.

Impairment of long-lived assets: The Company accounts for its long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 established a single accounting model for long-lived assets to be measured at the lower of net carrying amount or fair value, whether long-lived assets are reported in continuing or discontinued operations. As required by the standard, the Company assesses the recoverability of its’ long-lived assets quarterly and when events or changes in circumstances have transpired to determine if the carrying value may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its long-lived assets to their respective carrying amounts. The amount of impairment, if any, is charged to operations in the period in which the permanent impairment is determined by management.

On April 10, 2007 when the Company changed its focus from the manufacturing and marketing of recreational water sports products to the development of rotary engines primarily for commercial use, the Company determined that its rotary engine patterns, demonstration engines not held for sale, and intellectual assets may not be recoverable through future operations and recorded an impairment in value of $7,717,000.

Derivative Instruments: In connection with the issuance of convertible notes payable, the terms of certain notes payable provide for principal and interest to be converted into an indeterminable number of shares of the Company’s common stock. This variable conversion feature is determined to be an embedded derivative instrument and the Company has accounted for these derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Abstract No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”. Under EITF No. 00-19, the estimated fair value of the embedded derivative

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

1.	Business & summary of significant accounting policies (continued)

Derivative Instruments: instrument is reported separate from the notes payable on the date of issuance as derivative liabilities. Derivative liabilities are reported at fair value as of the balance sheet date and any change in fair value during the period is reported as other income or expense in the statement of operations.

Advertising: The Company expenses advertising costs as they are incurred. There were no advertising expenses for the year ended June 30, 2007 or 2006.

Research and development: Research and product development costs, which consist of direct product development costs, salaries and related benefits costs, and indirect costs, including facility costs based on the proportionate share of facility use are expensed as incurred.

Share-based payments: The Company uses a fair value based method of accounting for share-based payments under SFAS No. 123, as amended, "Share-Based Payment, an amendment of SFAS Nos. 123 and 95”. Under this standard, share-based payment transactions in which the Company receives services from employees and non-employees, in exchange for either equity instruments of the Company or liabilities that may be settled by the issuance of such equity instruments, are valued at the fair value of the Company’s equity instruments and expensed in the consolidated statement of operations at the time of issuance. The Company recorded common stock issued to non-employees for services during the year ended June 30, 2007 aggregating $197,121 ($2,005,900 for 2006); to an employee for services during the year ended June 30, 2007 of $3,000; and to directors and stockholders for services during June 30, 2007 aggregating $32,000.

Income taxes: Encompass, Aqua, Engines, and NACIO files a consolidated income tax return in the U.S. federal jurisdiction, and various state jurisdictions. Encompass allocates income tax expense to its subsidiaries as if each entity filed a separate income tax return. Any benefits from filing a consolidated income tax return is also allocated to each entity based on their proportionate share of taxable income. RETI files separate income tax returns in the U.S. federal and State of Florida jurisdictions. With few exceptions, the U.S. federal, state and local income tax returns are no longer subject to examinations by taxing authorities for years before 2001.

Income taxes are provided for on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes interest accrued related to unrecognized tax

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

1.	Business & summary of significant accounting policies (continued)

Income taxes (continued): benefits, if any, in interest expense and penalties in general and administrative expenses in the period such unrecognized tax benefits are determined. The Company provides a valuation allowance for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on July 1, 2006. There was no effect on the consolidated financial statements as a result of the adoption of FIN No. 48.

Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 91,333,565 for the year ended June 30, 2007 (13,051,281 for 2006) and 77,655,337 for the cumulative activity during development stage April 1, 2006 through June 30, 2007. Convertible notes payable and warrants are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

The Company adopted the provisions of SFAS No. 128R, “Earnings per share – an amendment of FASB Statement No. 128” addressing contingently convertible debt and several other issues on July 1, 2006. There was no effect on the computation of earning per share as a result of the adoption of SFAF No. 128R as the effect was anti-dilutive.

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

Reclassifications: Certain amounts for 2006 have been reclassified in the accompanying consolidated financial statements to conform to the 2007 presentation.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

2.	Operations

In the fourth quarter of fiscal year ended June 30, 2007, the Company’s operating strategies have shifted from the primary focus on the development of recreational water sports products to the development of a variety of sizes of rotary engines that will be powered by alternative fuels for commercial use. One of those engines will be utilized to power recreational water sports products being developed by the Company.

Encompass has been dependent upon debt and equity financing to continue its development, manufacturing, and marketing of its rotary engine products. During 2007, the Company received an aggregate of $2,460,000 in equity and debt financing to continue its activities. There can be no assurances that the Company will be able to continue to raise additional financing.

In November 2006, the Company adopted a formal plan to divest Encompass’ interest in NACIO and cease providing integrated communications of high speed Internet access and managed server and computer software compliance monitoring services and products. Since its acquisition, NACIO has been dependent upon Encompass for debt and equity financing and has not achieved profitability.

Management believes these actions will enable it to continue in existence until it achieves profitable operations. The consolidated financial statements do not reflect adjustments relating to the recorded asset amounts, or the amounts of liabilities that would be necessary should the Company not be able to continue in existence.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

3.	Cash flow information

Supplemental schedule of non-cash investing & financing activities are as follows for the years ended June 30:

	2007	2006	Cumulative activity during development stage April 1, 2006 Through June 30, 2007
Common stock issued upon conversion of debt & accrued interest	$3,502,143	$309,834	-
Common stock issued in exchange for accrued liabilities	$12,000	$70,989	-
Common stock issued to director in exchange for debt	$50,000	$-	-
Equipment, rotary engine patterns not yet used in operations, demonstration rotary engines not held for sale, and intellectual assets acquired in exchange for common stock of subsidiary	$-	$8,417,000	$8,417,000
Common stock issued in exchange for accrued payroll to officer	$-	$100,000	-
Common stock issued in exchange for long-term debt & accrued interest of subsidiary	$-	$820,430	-
Common stock issued & note receivable exchanged for computer software	$-	$146,000	-

4.	Other accrued liabilities

Other accrued liabilities consisted of the following at June 30:

	2007	2006
Professional & management fees	$309,128	$327,500
Customer deposit	3,000	8,000

Other accrued liabilities	$312,128	$335,500

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

5.	Loans payable

Loans payable of continuing operations consisted of the following as of June 30:

	2007	2006
Payable to Nacio Investment Group, LLC; interest accrues at 8% per annum; secured by all leasehold improvements and other assets.	$829,191	$829,191

Promissory note payable to Envision Capital, LLC; interest accrues at 6% per annum; principal and interest was due on December 31, 2006; unsecured.	105,000	95,000
Payable to Brian Sly and Company; due in weekly payments of $2,500 including interest at 18% per annum; unsecured	135,595	-

Loans payable	$1,069,786	$924,191

Under the terms of the promissory note payable to Envision Capital, LLC, they were granted warrants to purchase up to 750,000 shares of common stock of the Company at a price of $.25 per share.  Under the terms of the agreement with Brian Sly and Company, they were granted warrants to purchase up to 238,095 shares of common stock of the Company at a price of $.75 per share. Any unexercised warrants expire on April 11, 2011.

Loans payable of discontinued operations consisted of a payable to Nacio Investment Group, LLC of $829,191 as of June 30, 2007 and 2006. The loan accrues interest at 8% per annum and is secured by all leasehold improvements and other assets of NACIO.

6.	Notes payable & accrued interest subject to conversion into an indeterminable number of shares of common stock

Notes payable and accrued interest subject to conversion into an indeterminable number of shares of common stock consisted of the following as of June 30:

	2007	2006
$20,000 notes payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on April 19, 2007; unsecured	$21,000	$24,800

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

6.	Notes payable & accrued interest subject to conversion into an indeterminable number of shares of common stock (continued)

	2007	2006

$5,000 note payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on April 27, 2007; unsecured	5,250	6,178

$10,000 note payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on May 20, 2007; unsecured	10,500	12,214

$10,000 note payable and accrued interest to an individual; interest accrues at 20% per annum; principal and interest are due on August 17, 2007; unsecured	10,500	11,753

Note payable to Golden Gate Investors, Inc.	-	45,000
	47,250	99,945
Less derivative value of embedded variable conversion feature on date of issuance of note	(19,286)	(28,285)

Notes payable & accrued interest subject to conversion into an indeterminable number of shares of common stock	$27,964	$71,660

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

There is no limit on the number of shares of common stock that would be required to by issued upon conversion of the notes payable and the number of shares required to be issued could exceed the number of shares of the Company’s common stock currently authorized. The Company would have been required to issue 6,000,000 shares of its common stock if the principal and accrued interest of the notes were converted as of June 30, 2007.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

The Company estimated the fair value of the conversion feature of its notes payable to be $541 as of June 30, 2007 ($6,371 as of June 30, 2006) which is reported as derivative liabilities in the accompanying consolidated balance sheet. The Company recognized other income of $4,217 for the change in fair value of the derivative liability for the year ended June 30, 2007 (other expenses of $24,471 for the year ended June 30, 2006). Derivative liabilities were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; average annual volatility of 200.73%; and average risk free interest rate of 5.03% during the year ended June 30, 2007 (dividend yield of 0%; average annual volatility of 166.43%; and average risk free interest rate of 4.08% during the year ended June 30, 2006).

During the year ended June 30, 2006, holders converted $309,834 of notes payable and accrued interest into 2,119,089 shares of the Company’s common stock.

On October 24, 2006, Golden Gate Investors, Inc. converted $47,821 of notes payable and accrued interest into 2,500,000 shares of the Company’s common stock.

7.	Long-term obligations

Long-term obligations consisted of the following as of June 30:

	2007	2006
Convertible note payable to AJW Offshore, Ltd.; interest accrues at 8% per annum; principal and interest due November 29, 2008; secured by substantially all of the assets of Encompass.	$424,102	$540,000

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due November 29, 2008; secured by substantially all of the assets of Encompass.	95,585	119,000

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due November 29, 2008; secured by substantially all of the assets of Encompass.	255,756	326,000

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

7.	Long-term obligations (continued)

	2007	2006

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due November 29, 2008; secured by substantially all of the assets of Encompass.	10,743	15,000

Convertible note payable to AJW Offshore, Ltd; interest accrues at 8% per annum; principal and interest due January 17, 2009; secured by substantially all of the assets of Encompass.	378,000	378,000

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due January 17, 2009; secured by substantially all of the assets of Encompass.	83,300	83,300

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due January 17, 2009; secured by substantially all of the assets of Encompass.	228,200	228,200

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due January 17, 2009; secured by substantially all of the assets of Encompass.	10,500	10,500

Convertible note payable to AJW Offshore, Ltd; interest accrues at 8% per annum; principal and interest due August 11, 2009; secured by substantially all of the assets of Encompass.	432,000	-

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due August 11, 2009; secured by substantially all of the assets of Encompass.	95,200	-

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due August 11, 2009; secured by substantially all of the assets of Encompass.	260,800	-

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest dueAugust 11, 2009; secured by substantially all of the assets of Encompass.	12,000	-

Convertible note payable to AJW Offshore, Ltd; interest accrues at 8% per annum; principal and interest due October 31, 2009; secured by substantially all of the assets of Encompass.	156,000	-

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due October 31, 2009; secured by substantially all of the assets of Encompass.	23,400	-

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due October 31, 2009; secured by substantially all of the assets of Encompass.	78,000	-

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due October 31,2009; secured by substantially all of the assets of Encompass.	2,600	-

Convertible note payable to AJW Offshore, Ltd; interest accrues at 8% per annum; principal and interest due February 12, 2010; secured by substantially all of the assets of Encompass.	336,000	-

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due February 12, 2010; secured by substantially all of the assets of Encompass.	11,000	-

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due February 12, 2010; secured by substantially all of the assets of Encompass.	48,000	-

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due February 12, 2010; secured by substantially all of the assets of Encompass.	5,000	-

Convertible note payable to AJW Offshore, Ltd; interest accrues at 8% per annum; principal and interest due April 10, 2010; secured by substantially all of the assets of Encompass.	212,000	-

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due April 10, 2010; secured by substantially all of the assets of Encompass.	13,250	-

Convertible note payable to AJW Qualified Partners, LLC; interest accrues at 8% per annum; principal and interest due April 10, 2010; secured by substantially all of the assets of Encompass.	31,800	-

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due April 10, 2010; secured by substantially all of the assets of Encompass.	7,950	-

Convertible note payable to AJW Partners, LLC; interest accrues at 8% per annum; principal and interest due June 11, 2010; secured by substantially all of the assets of Encompass.	29,480	-

Convertible note payable to AJW Master Fund, Ltd.; interest accrues at 8% per annum; principal and interest due June 11, 2010; secured by substantially all of the assets of Encompass.	301,835	-

Convertible note payable to New Millennium Capital Partners II, LLC; interest accrues at 8% per annum; principal and interest due June 11, 2010; secured by substantially all of the assets of Encompass.	3,685	-

Note payable to Rotary Engine, Inc	-	-2,960,000

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

7.	Long-term obligations (continued)

	2007	2006

	3,547,136	4,660,000
Less long-term obligations within one year	(-)	(2,960,000)

Long-term obligations	$3,547,136	$1,700,000

The notes payable and accrued interest to AJW Offshore, Ltd; AJW Partners, LLC; AJW Qualified Partners, LLC; New Millennium Capital Partners II, LLC; and AJW Master Fund, Ltd. (collectively known as “the NIR Group”) are convertible in whole or in part into shares of common stock of the Company at the option of the Company at a conversion price equal to 55% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to the date of conversion.

During the year ended June 30, 2007, the NIR Group converted $212,864 of principal of their notes payable into 13,300,000 shares of the Company’s common stock.

In connection with the above notes payable, the Company also granted the NIR Group warrants for the purchase of an aggregate of 53,499,380 share of common stock of the Company at exercise prices ranging from $.002 to $.50 per share. The warrants are exercisable in whole or in part. Unexercised warrants for the purchase of up to 1,400,000 shares expire on November 29, 2010; for the purchase of up to 979,380 shares expire on January 17, 2011; for the purchase of up to 1,120,000 shares expire on August 9, 2011; for the purchase of up to 10,000,000 shares expire on October 31, 2013; for the purchase of up to 20,000,000 shares on February 12, 2014; for the purchase of up to 10,000,000 shares expire on April 10, 2014; and, for  the purchase of up to 10,000,000 shares expire on June 11, 2014. The Company has reserved 53,499,380 shares of its common for issuance to the NIR Group.

Also subsequent to June 30, 2007, the NIR Group converted an aggregate of $10,160 of principal of their notes payable into 8,200,000 shares of the Company’s common stock.

On April 10, 2007, Rotary Engine, Inc. converted $3,235,888 of notes payable and accrued interest into 204,850,779 shares of the Company’s common stock.

Long-term debt to related parties at June 30, 2006 of $50,000 consisted of a note payable to a director of the Company. On April 10, 2007, the holder converted $62,959 of note payable and accrued interest into 1,800,595 shares of the Company’s common stock.

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

Long-term obligations of discontinued operations consisted of the following as of June 30:

	2007	2006
Claims allowed under Plan of Reorganization of NACIO:
Claims allowed under Plan of Reorganization of NACIO; due in sixty equal monthly payments, plus interest at variable rates; with final payment due on May 15, 2008	$988,565	$988,565
Capital lease obligation payable to Direct Capital Corporation; monthly payments of $1,651 through April 2008; secured by certain equipment	13,200	30,831
Capital lease obligations payable to General Electric Capital Corporation; monthly payments aggregate $9,366 through May 2009; secured by certain equipment.	152,135	5,583
	1,153,900	1,024,979
Less long-term obligations due within one year	(1,089,030)	(813,666)
Long-term obligations of discontinued operations due in year ended June 30, 2009	$64,870	$211,313

7.	Long-term obligations (continued)

Future maturities of long-term obligations are as follows for the years ending subsequent to June 30, 2008:

Aggregate minimum future lease payments under capitalized leases of discontinued operations are as follows for the years ending subsequent to June 30, 2007

Years ending June 30:
2008	$126,894
2009	69,560
Total minimum lease payments	196,454
Less amount representing interest	(31,119)

Present value of minimum lease payments of discontinued operations	$165,335

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

8.	Convertible promissory note & accrued interest

The convertible promissory note & accrued interest reported as a component of stockholders’ equity at June 30, 2006 aggregating $118,279 ($107,140 at June 30, 2006) bears interest at 8% per annum and is due quarterly over thirty-six months from the date of the note. Payment of principal and interest of the note will be made solely by the issuance of 40,000,000 shares of the common stock of the Company.

9.	Lease commitments

The Company leases its office and NACIO’s enterprise server facilities under a non-cancelable agreement that expires in July 2010. Minimum lease payments under the agreement are approximately $38,000 per month including a provision for annual increases based on the consumer price index. The Company is also assessed common area costs under the lease agreement. The lease agreement contains renewal provisions for up to ten additional years.

Minimum lease payments are as follows:

Years ending June 30:
2008	456,000
2009	456,000
2010	456,000
2011	38,000
$1,406,000

Lease expense under the non-cancelable agreement was approximately $469,700 for the year ended June 30, 2007 ($469,700 for 2006).

Aqua and RETI also rents office and warehouse facilities on a month-to-month basis. Rent expense was approximately $55,200 for the year ended June 30, 2007 ($37,500 for 2006).

10.	Contingencies and litigation

NACIO is the plaintiff in a lawsuit against a former employee for retrieval of certain intellectual property and damages related to the unlawful use of one of NACIO’s intellectual software properties, as well as for business interference. There is no provision in the accompanying consolidated financial statements as a result of this gain contingency.

NACIO is a co-defendant in a lawsuit claiming damages of approximately $42,000 for legal fees connected to the defense of a former NACIO officer. NACIO denies any wrongdoing, has filed a counterclaim against the former officer, and has been vigorously defending itself against the claim.

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

The amount has been previously reported as accounts payable in the accompanying consolidated financial statements. The counterclaim, filed by NACIO against the former officer, seeks a settlement in excess of $1,000,000. There is no provision in the accompanying consolidated financial statements for the counterclaim as a result of this gain contingency.

Encompass is a co-defendant in a lawsuit by a former officer of NACIO claiming damages of $8,000,000 when it acquired certain assets of NACIO. In August 2007, Encompass and NACIO were previously resolved of any wrongdoing in a similar lawsuit filed by Nacio Investment Group, LLC, except for the repayment of loans advanced to NACIO by Nacio Investment Group, LLC. The loans were previously reported in the consolidated financial statements. Encompass denies any wrongdoing and believes the lawsuit will be dismissed similar to the previous case. No provision for losses has been provided in the accompanying consolidated financial statements as the outcome of this matter is uncertain.

NACIO is non-compliant with respect to certain federal and state payroll related liabilities. Included in current liabilities of discontinued operations is approximately $255,500 of unpaid payroll taxes.

11.	Preferred stock

The Board of Directors has designated 100,000 shares of its preferred stock as Series “A”. The Series “A” preferred stock is convertible, at the option of the Company, into 1,000,000 shares of its common stock. The Company has reserved 1,000,000 shares of its common stock to be issued in the event of conversion The Board of Directors has designated 100,000 shares of its preferred stock as Series “B”. The Series “B” preferred stock is entitled to: dividends in the same manner as holders of common stock, vote on all matters at 250 votes per share as a single class of shareholder, and liquidation preferences in the same manner as holders of common stock.

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

12.	Common stock

On October 9, 2006, the Company issued an aggregate of 309,446 shares of its common stock in exchange for engineering services. Management of the Company valued the shares issued at $.04 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses of $12,378 as a result of these share based payments.

On October 11, 2006, the Company issued 1,000,000 shares of its common stock in exchange for engineering services. Management of the Company valued the shares issued at $.05 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses of $50,000 as a result of this share based payment.

On December 20, 2006, Directors of the Company were issued an aggregate of 200,000 shares of common stock for their services. Management of the Company valued the shares issued at $.06 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses of $12,000 as a result of these share based payments.

On December 20, 2006, the Company issued an aggregate of 325,000 shares of its common stock in exchange for consulting services, 200,000 shares of its common stock in exchange for legal services, and 800,000 shares of its common stock for engineering services. Management of the Company valued the shares issued at $.06 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses totaling $79,500 as a result of these share based payments.

On December 20, 2006, the Company issued 50,000 shares of its common stock to an employee. Management of the Company valued the shares issued at $.06 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses of $3,000 as a result of this share based payment.

On December 20, 2006, the Company issued an aggregate of 200,000 shares of its common stock in exchange for accrued payroll of NACIO. Management of the Company valued the shares issued at $.06 per share, the closing bid price of the Company’s common stock on the date of issuance.

On April 10, 2007, the Company issued 1,612,228 shares of its common stock in exchange for consulting services. Management of the Company valued the shares issued at $.02 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses of $37,243 as a result of this share based payment.

On April 18, 2007, the Company issued an aggregate of 900,000 shares of its common stock in exchange for consulting and engineering services. Management of the Company valued the shares issued at $.02 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses totaling $18,000 as a result of these share based payments.

On May 23, 2007, the Company issued 1,000,000 shares of its common stock to an Officer for repayment of expenses paid on behalf of RETI. Management of the Company valued the shares issued at $.02 per share, the closing bid price of the Company’s common stock on the date of issuance, and recorded expenses of $20,000 as a result of this share based payment.

Subsequent to June 30, 2007, the Company issued an additional 4,000,000 shares of its common stock in exchange for $6,000.

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

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

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

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

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

13.	Warrants

The Company activity for warrants granted to non-employees is summarized as follows for the years ended June 30:

	Shares	Weighted average exercise price	Shares exercisable	Weighted average exercise price
Outstanding at July 1, 2005	-	$-	-	$-
Granted	3,129,380	$.50	3,129,380	$.50
Outstanding at June 30, 2006	3,129,380	$.50	3,129,380	$.50
Granted	51,358,095	$.06	51,358,095	$.06
Outstanding at June 30, 2007	54,487,475	$.08	54,487,475	$.08

The Company’s warrants outstanding and exercisable at June 30, 2007 is summarized as follows:

Warrants outstanding			Warrants exercisable
Weighted average

Range of prices	Shares	Remaining Life	Exercise price	Shares	Weighted Average Exercise Price

$.002 - $.07	50,000,000	6 yrs; 7 mon	$.04	50,000,000	$.04
$.25 - $.75	4,487,475	3 yrs; 10 mon	$.47	4,487,475	$.47
$.002 - $.75	54,487,475		$.08	54,487,475	$.08

14.	Income taxes

Deferred income taxes consisted of the following at June 30:

	2007	2006
Deferred tax assets:
Net operating loss carryovers	$11,176,116	$8,058,306
Allowance for uncollectible accounts	82,896	29,736

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

14.	Income taxes (continued)

	2007	2006
	$11,259,012	$8,088,042
Valuation allowance for deferred tax assets	(11,259,012)	(8,088,042)
Net deferred income taxes	$-	$-

As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carryovers, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2007 and 2006.

The components of the provision for income taxes by jurisdiction are as follows for the years ended June 30:

	2007	2006
State of California -
Currently payable	$1,600	$5,400

The provision for income taxes is included in the accompanying consolidated statement of operations under the following captions for the years ended June 30:

	2007	2006
Continuing operations	$800	$4,600
Discontinued operations	800	800
	$1,600	$5,400

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30:

	2007	2006
Tax at statutory rates	$(3,222,880)	$(1,643,717)
Differences resulting from:
State tax, net of Federal tax benefit	1,056	3,564
Non-deductible and other items	52,454	342,117
Change in deferred tax valuation allowance	3,170,970	1,303,436

Provision for income taxes	$1,600	$5,400

Management of the Company believes the tax positions reported in the Company’s tax returns for which the ultimate deductibility are highly certain but for which there may be uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting and the Company’s net operating losses, other than interest and penalties, the disallowance of a deduction in a period would not affect the annual effective tax rate or accelerate the payment of cash to taxing authorities.

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

The Company has approximately $32,870,900 in U.S. federal net operating losses which, if not utilized, expire through 2027. Utilization of the net operating loss carryforwards could be limited due to restrictions imposed under U.S. federal laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time.

15.	Other related party transactions

Encompass has a management consulting agreement with Palaut Management, Inc. (“Palaut”). Close family members of a Director of Encompass control Palaut. Palaut periodically pays for expenses on behalf of Company. Under the management consulting agreement, Palaut is reimbursed for the expenses it pays on behalf of the Company plus 2%. During the year ended June 30, 2007, Palaut paid certain, rent, payroll and payroll related liabilities of a research and development facility of the Company. Palaut was reimbursed approximately $43,000 during the year ended June 30, 2007. In addition, the Company has accrued management fees payable to Palaut aggregating $240,000 for the year ended June 30, 2007. As of June 30, 2007, Palaut was owed $420,000 which is reported in the accompanying consolidated balance sheet as accrued management fees to related parties.

Palaut also advanced the Company $20,000 during the year ended June 30, 2007 for working capital purposes. The advance was repaid during 2007 without interest.

NACIO also has a management consulting agreement with Palaut. Under the agreement, Palaut’s management fee is $7,500 per month. During the year ended June 30, 2007, Palaut was paid $51,200 under the management consulting agreement. As of June 30, 2007, Palaut was owed approximately $151,800 by NACIO which is reported in the accompanying consolidated balance sheet as current liabilities of discontinued operations.

16.	Discontinued operations

NACIO had annual sales of approximately $3,096,500 for the year ended June 30, 2007 ($4,372,300 for 2006) and a net loss of approximately $2,315,700 for the year ended June 30, 2007 ($343,500 for 2006).

ENCOMPASS HOLDINGS, INC.
 (A Development Stage Enterprise)

Notes to Consolidated Financial Statements
June 30, 2007

17.	Recently issued pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) reached a final consensus on EITF Abstract No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" (“EITF 07-3”). EITF 07-3, which is effective for the Company in fiscal years beginning July 1, 2008, concludes that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The adoption of EITF 07-3 is not expected to have a material effect on the Company's consolidated financial statements.

In February 2007, the FASB issue SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) permitting entities to choose, at specific election dates, to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This statement, which is effective for the Company in fiscal years beginning July 1, 2008, does not permit retroactive application to prior periods. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements, if any, in deciding if, or when, fair value accounting is appropriate for any of its eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 is a pervasive pronouncement that defines how the fair value of assets and liabilities should be measured in other accounting standards where such measurements are allowed or required. In addition to defining fair value, the statement establishes a framework for measuring fair value and expands required disclosures surrounding fair value measurements. SFAS No. 157 defines fair value as an amount that a company would receive if it sold an asset or paid to transfer a liability in a normal transaction between market participants in the same market where the entity does business. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. The Company does not expect SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the U.S Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 establishes a "dual approach" that requires quantification of financial statement errors based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB 108 was effective for the Company in fiscal years beginning July 1, 2007. The Company currently believes the application of SAB 108 will not have a material impact on its consolidated financial statements.