Form 10-Q
period 2007-09-30
ENCOMPASS HOLDINGS, INC.
filed 2008-11-06
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

Commission File Number: 000-31451

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4756822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [   ] No [X]

As of September 30, 2007, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 278,269,250 shares.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer _____	Accelerated filer _____

Non-accelerated filer _____	Smaller reporting company X

ENCOMPASS HOLDINGS, INC.
(A Developmental Stage Enterprise)

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
Assets
Current assets:
Cash	$384,246	$91,299
Prepaid expenses	86,170	131,380
Other current assets	32,543	5,793
Net current assets of discontinued operations	306,677	308,479
Total current assets	809,636	536,951

Equipment, net	562,734	600,232
Equipment of discontinued operations, net	8,142,422	8,433,989
Deposits & other assets	36,649	36,649
Net other assets of discontinued operations	391,765	349,246

	$9,943,206	$9,957,067

Liabilities and Net Capital Deficiency
Current liabilities:
Accounts payable	$731,956	$724,044
Accrued liabilities	1,239,139	1,131,322
Other current liabilities	318,889	269,100
Net current liabilities of discontinued operations	6,280,619	5,313,243
Total current liabilities	8,570,603	7,437,709

Long-term obligations	3,937,303	3,547,138
Accrued interest	249,586	176,404
Long-term obligations of discontinued operations	64,870	64,870
Minority interest	1,238,621	1,276,003

Net capital deficiency:
Preferred stock; no par value; authorized 200,000 shares:
Series A – 100,000 shares designated, issued & outstanding	100	100
Series B – 100,000 shares designated, issued & outstanding	100	100
Common stock; $.001 par value; authorized 500,000,000 shares; issued and outstanding 278,269,250 shares at September 30, 2007 (270,534,750 shares at June 30, 2007)	278,269	270,535
Convertible promissory note & accrued interest	120,296	118,279
Additional paid in capital	38,713,363	38,705,209
Retained deficit	(27,848,795)	(27,848,795)
Deficit accumulated during the development stage	(15,381,110)	(13,790,485)
Net capital deficiency	(4,117,777)	(2,545,057)

	$9,943,206	$9,957,067

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(A Developmental Stage Enterprise)

Condensed Consolidated Statements of Operations

			Cumulative
			activity during
			development
			stage
			April 1, 2006
	Three months ended		through
	September 30		September 30,
	2007	2006	2007

Operating expenses:
Selling, general and administrative	$754,803	$747,317	$6,112,901
Research & development	98,789	95,260	1,658,824
Write-down of rotary engine patterns,
demonstration engines not held for sale, and
intellectual assets	-	-	7,717,000
Total operating expenses	853,592	842,577	15,488,725

Net loss from operations	(853,592)	(842,577)	(15,488,725)

Other income (expenses):
Change in fair value of derivative liabilities	(2,289)	5,390	(6,229)
Interest expense, net	(82,698)	(151,636)	(755,840)
Other income (expense)	(84,987)	(157,026)	(762,069)

Net loss from continuing operations before minority
interest in net loss of subsidiary & provision for
income taxes	(938,579)	(685,551)	(16,250,794)

Minority interest in net loss of subsidiary	37,382	319	4,218,341

Provision for income taxes – State of California	-	-	-

Net loss from continuing operations	(901,197)	(685,232)	(12,032,453)

Discontinued operations –
net loss from discontinued operations	(689,428)	(554,271)	(3,348,657)

Net loss	$(1,590,625)	$(1,239,503)	$(15,381,110)

Net loss per common share:
Continuing operations	$(.003)	$(.024)	$(.155)
Discontinued operations	(.003)	(.019)	(.043)

Net loss per common share	$(.006)	$(.043)	$(.198)

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(A Developmental Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

			Cumulative
			activity during
			development
			stage
			April 1, 2006
	Three months ended		through
	September 30		September 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,590,625)	$(1,239,503)	$(15,381,110)
Net loss from discontinued operations	689,428	554,271	2,575,137
Adjustment to reconcile net loss to net cash provided by
continuing operating activities:
Minority interest in net loss of subsidiary	37,382	319	1,238,621
Impairment of long-lived assets	-	-	7,717,000
Other adjustments	37,498	(14,092)	23,406
Changes in assets and liabilities, net of acquisition	826,317	699,005	(3,826,946	) -

Net cash used in discontinued operating activities	(64,534)	(815,408)	(3,365,774)
Net cash flows from discontinued investing activities	(42,519)	6,356	1,483,736

Cash flows from financing activities –
Borrowings from long-term borrowings	400,000	780,000	2,207,303

Net change in cash	292,947	(29,052)	325,265

Cash at beginning of period	91,299	42,062	58,981

Cash at end of period	$384,246	$13,010	$384,246

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
September 30, 2007

1.	Summary of significant accounting policies

Business: Encompass Holdings, Inc. (the “Company” or “Encompass”) is incorporated under the laws of the State of Nevada.

Interim reporting:  Encompasses’ year-end for accounting and tax purposes is December 31. Aqua and Engines’ year-end for tax purposes is June 30. In the opinion of Management, the accompanying consolidated financial statements as of September 30, 2007 and 2006 and for the three months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
September 30, 2007

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

Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 274,402,000 for the three months ended September 30, 2007; 28,993,112 for the three months ended September 30, 2006; and 77,713,837 for the cumulative activity during development stage April 1, 2006 through September 30, 2007. Convertible notes payable and warrants are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

The Company adopted the provisions of SFAS No. 128R, “Earnings per share – an amendment of FASB Statement No. 128” addressing contingently convertible debt and several other issues on July 1, 2006. There was no effect on the computation of earnings per share as a result of the adoption of SFAF No. 128R as the effect was anti-dilutive.

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

In the fourth quarter of fiscal year ended June 30, 2007, the Company’s operating strategies have included the development of recreational water sports products and the development of a variety of sizes of rotary engines that will be powered by various fuels for commercial use. The engines will also be utilized to power recreational water sports products being developed by the Company.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
September 30, 2007

Encompass has been dependent upon debt and equity financing to continue its development of rotary engine products. During 2007, the Company received an aggregate of $2,460,000 in equity and debt financing to continue its activities. There can be no assurances that the Company will be able to continue to raise additional financing.

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

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
September 30, 2007

No provision for losses has been provided in the accompanying consolidated financial statements as the outcome of this matter is uncertain.

NACIO is non-compliant with respect to certain federal and state payroll related liabilities. Included in current liabilities of discontinued operations is approximately $255,500 of unpaid payroll taxes.

4.	Preferred stock

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

5.	Common stock

On July 26, 2007, the Company issued an aggregate of 117,000 shares of its common stock in exchange for convertible notes payable. The shares were issued at $.0011 per share.

6.	Subsequent event

On January 18, 2008, NACIO filed for bankruptcy.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may”, “expect”, “anticipate”, “estimates”, or “continue” or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Management’s discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

EXECUTIVE LEVEL OVERVIEW

During the three months ended September 30, 2007, the Company continued its operating strategic focus on the development, manufacturing, and marketing of recreational water sports products and the development of rotary engines primarily for commercial use. Currently, the Company is developing a variety of sizes of rotary engines that will be powered by alternative fuels.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to the three months ended September 30, 2006:

	2007	2006	Increase (Decrease)%
Selling, general & administrative expenses	$754,803	$747,317	$7,486	1.00%

Research & development	$98,789	$95,260	$3,529	3.71%

Total operating expenses	$853,592	$842,577	$11,015	1.31%

Gain (loss) in change in fair value of derivative liabilities	$(2,289)	$5,390	$(7,679)	(142.47)%

The decrease in the change in fair market value of derivative liabilities was attributable to the decrease in the market value of the Company’s common stock price during the three months ended September 30, 2007.

Interest expense, net	$82,698	$151,636	$(68,938)	(45.46)%

The decrease in interest expense was attributable to the change in composition of our short & long-term obligations with a lower interest rate. The effective interest rate of our short & long-term obligations changed from 19.1% to 8.4%

Net loss from continuing operations	$901,197	$685,232	$(215,965)	(31.52)%

Net loss	$1,590,625	$1,239,503	$(351,122)	(28.33)%

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 compared to June 30, 2007:

	September	June	Increase
	30, 2007	30, 2007	(decrease)%

Cash	$384,246	$91,299	$292,947	320.87%

The increase in cash was due to additional long-term borrowings of $400,000 on September 21, 2007.

Prepaid expenses	$86,170	$131,380	$(45,210)	(34.42)%

The decrease in prepaid expenses was due to a reduction in prepaid legal fees during the three months ended September 30, 2007.

Total current assets	$809,636	$536,951	$272,685	50.78%

Equipment of discontinued operations	$8,142,424	$8,433,989	$(291,565)	(3.46)%

The decrease in equipment of discontinued operations was due entirely to depreciation expenses charged for the three months ended September 30, 2007.

Total assets	$9,943,206	$9,957,067	$(13,861)	.14%

Accrued liabilities	$1,239,139	$1,131,322	$107,817	9.53%

The increase in accrued liabilities was a result in an the accrual of auditing fees and unpaid but earned management fees during the three months ended September 30, 2007

Total current liabilities	$8,570,603	$7,437,709	$1,132,894	15.23%

Long-term obligations	$3,937,303	$3,547,138	$390,165	11.00%

The increase in long-term obligations was due to additional borrowings of $400,000 on September 21, 2007.

Net capital deficiency	$4,117,777	$2,545,057	$1,572,720	61.80%

Total liabilities & net capital deficiency	$9,943,206	$9,957,067	$(13,861)	(3.46)%

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)  Exhibits.

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Encompass Holdings, Inc.

Date: November 6, 2008	By:	/s/ J. SCOTT WEBBER
J. Scott Webber
President, Chief Executive Officer