Form 10-Q
period 2007-12-31
ENCOMPASS HOLDINGS, INC.
filed 2010-01-21
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 000-31451

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4756822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 Terminal Way, Suite 110, Reno, Nevada 89502
(Address of principal executive office) (Zip Code)

(775) 324-8531
(Issuer's telephone number)

Indicate by checking the box below, whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes [     ]    No [ X ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [     ]

As of December 31, 2007, the number of outstanding shares of the issuer's common stock, $0.001 par value, was 291,321,791 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [     ]    No [ X ]

ENCOMPASS HOLDINGS, INC.
(A Developmental Stage Enterprise)

Condensed Consolidated Balance Sheets

	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash	$40,059	$91,299
Prepaid expenses	26,750	131,380
Other current assets	-	5,793
Net current assets of discontinued operations	455,335	308,479
Total current assets	522,144	536,951

Equipment, net	558,887	600,232
Equipment of discontinued operations, net	8,213,846	8,433,989
Deposits & other assets	3,000	36,649
Net other assets of discontinued operations	415,709	349,246

	$9,713,586	$9,957,067
Liabilities and Net Capital Deficiency
Current liabilities:
Accounts payable	$585,830	$724,044
Accrued liabilities	1,238,176	1,131,322
Other current liabilities	240,595	269,100
Net current liabilities of discontinued operations	5,992,018	5,313,243
Total current liabilities	8,056,619	7,437,709

Long-term obligations	3,963,712	3,547,138
Accrued interest	483,233	176,404
Long-term obligations of discontinued operations	108,451	64,870

Minority interest	1,214,746	1,276,003
Net capital deficiency:
Preferred stock; no par value; authorized 200,000 shares:
Series A – 100,000 shares designated, issued & outstanding	100	100
Series B – 100,000 shares designated, issued & outstanding	100	100
Common stock; $.001 par value; authorized 500,000,000 shares; issued and outstanding 291,321,791 shares at December 31, 2007 (270,534,750 shares at June 30, 2007)	291,322	270,535
Convertible promissory note & accrued interest	122,296	118,279
Additional paid in capital	38,702,912	38,705,209
Retained deficit	(27,848,795)	(27,848,795)
Deficit accumulated during the development stage	(15,381,110)	(13,790,485)

Net capital deficiency	(4,113,175)	(2,545,057)

	$9,713,586	$9,957,067

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(A Developmental Stage Enterprise)

Condensed Consolidated Statements of Operations
					Cumulative activity during development stage
	Six months ended		Three months ended		April 1, 2006
	December 31		December 31		through
	2007	2006	2007	2006	2007
Operating expenses:
General & administrative	$976,869	$1,498,693	$222,066	$751,376	$6,334,967
Research & development	188,269	154,849	89,480	59,589	1,748,304
Write-down of rotary engine patterns, demonstration engines not held for sale, & intellectual assets	-	-	-	-	7,717,000
Total operating expenses	1,165,138	1,653,542	311,546	810,965	15,800,271

Net loss from operations	(1,165,138)	(1,653,542)	(311,546)	(810,965)	(15,800,271)

Other income (expenses):
Change in fair value of derivative liabilities	(2,289)	3,952	-	(1,438)	(6,229)
Other income	-	80,000	-	80,000	-
Interest expense, net	(173,359)	(247,133)	(90,661)	(95,497)	(846,501)
Other income (expense)	(175,648)	(163,181)	(90,661)	(16,935)	(852,730)

Net loss from continuing operations before minority interest in net loss of subsidiary & provision for income taxes	(1,340,786)	(1,816,723)	(402,207)	(827,900)	(16,653,001)

Minority interest in net loss of subsidiary	67,740	-	30,358	(303,591)	4,248,699

Provision for income taxes – State of California	(800)	(3,141)	(800)	(3,141)	(800)

Net loss from continuing operations	(1,273,846)	(1,819,864)	(372,649)	(1,134,632)	(12,405,102)

Discontinued operations –
net loss from discontinued operations	(928,691)	(1,027,304)	(239,263)	(473,033)	(3,587,920)

Net loss	$(2,202,537)	$(2,847,168)	$(611,912)	$(1,607,665)	$(15,993,022)

Net loss per common share:
Continuing operations	$(0.005)	$(0.059)	$(0.002)	$(0.028)	$(0.143)
Discontinued operations	(0.003)	(0.033)	0.000	(0.012)	(0.041)

Net loss per common share	$(0.008)	$(0.092)	$(0.002)	$(0.040)	$(0.184)

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(A Developmental Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

					Cumulative activity during development stage April 1, 2006
	Six months ended		Three months ended		through
	December 31		December 31		December 31,
	2007	2006	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,202,537)	$(2,847,168)	$(611,912)	$(1,607,665)	$(15,993,022)
Net loss from discontinued operations	928,691	1,027,304	239,263	473,033	3,587,920

Adjustment to reconcile net loss to net cash provided by continuing operating activities:
Minority interest in net loss of subsidiary			37,382	319	1,238,621
Impairment of long-lived assets			-	-	7,717,000
Other adjustments			37,498	(14,092)	23,406
Changes in assets and liabilities, net of acquisition			826,317	699,005	(3,826,946)
			-	-	-
Net cash used in discontinued operating activities			(64,534)	(815,408)	(3,365,774)

Net cash flows from discontinued investing activities			(42,519)	6,356	1,483,736

Cash flows from financing activities –
Borrowings from long-term borrowings			400,000	780,000	2,207,303

Net change in cash			292,947	(29,052)	325,265

Cash at beginning of period			91,299	42,062	58,981

Cash at end of period			$384,246	$13,010	$384,246

See accompanying notes.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
December 31, 2007

1.	Summary of significant accounting policies

Business: Encompass Holdings, Inc. (the “Company” or “Encompass”) is incorporated under the laws of the State of Nevada.

Interim reporting:  Encompasses’ year-end for accounting and tax purposes is June 30. In the opinion of Management, the accompanying consolidated financial statements as of December 31, 2007 and 2006 and for the three and six months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

The 2007 and 2006 consolidated financial statements also include the accounts of Encompass’ wholly-owned subsidiaries NACIO Systems, Inc. (“NACIO”) and NACIO’s wholly-owned subsidiary Interactive Holding Group, Inc. (“IHG”). On November 29, 2006, the Board of Directors approved a formal plan to divest Encompass’ interest in NACIO and cease providing integrated communications of high speed Internet access and managed server and computer software compliance monitoring services and products. Accordingly, NACIO and IHG are reported as discontinued operations in the accompanying consolidated financial statements. The divesture has not yet been completed as of December 31, 2007.

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
December 31, 2007

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

Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 279,598,760 for the six months ended December 31, 2007; 284,795,520 for the three months ended December 31, 2007; 30,807,736 for the six months ended December 31, 2006; 40,044,859 for the three months ended December 31, 2006; and 86,777,847 for the cumulative activity during development stage April 1, 2006 through December 31, 2007. Convertible notes payable and warrants are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

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
December 31, 2007

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
December 31, 2007

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

During the six months ended December 31, 2007, the Company issued an aggregate of 20,787,041 shares of its common stock in exchange for convertible notes payable. The shares were issued at approximately $.0011 per share.

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

RESULTS OF OPERATIONS

Three months and six months ended December 31, 2007 compared to the three months ended December 31, 2006:

	Three months ended December 31:
	2007	2006	Decrease	%
General and administrative expenses	222,066	751,376	529,310	(70.5%)

	Six months ended December 31:
	2007	2006	Decrease	%
General and administrative expenses	979,869	1,498,693	518,824	(34.6%)

The decrease in selling, general & administrative expenses was attributable to the decrease in financial consultants during the three months ended December 31, 2007.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 compared to June 30, 2006:

	December 31, 2007	June 30, 2007	Decrease	%
Cash	40,059	91,299	51,240	(56.1%)

The decrease in cash was a result of a decrease in accounts payable during the six months ended December 31, 2007.

	December 31, 2007	June 30, 2007	Decrease	%
Accounts payable	585,830	724,044	138,214	(19.1%)

The decrease in accounts payable was a result of available cash received from proceeds from long-term obligations.

	December 31, 2007	June 30, 2007	Decrease	%
Long-term obligations	3,963,712	3,547,138	416,574	(11.7%)

Proceeds from long-term obligations of $416,574 were received to fund research and development activities and pay down accounts payable.

ITEM 3.	CONTROLS AND PROCEDURES

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

The Company settled the previously disclosed litigation entitled Golden Gate Investors, Inc. V Encompass Holdings, Inc. Case No. GC865836 in the Superior Court for San Diego County, California. The Company issued 2,500,00 shares of its common stock to the plaintiff for a settlement valued at $45,000.00.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended December 31, 2007, the Company issued 20,787,041 shares of its common stock in exchange for long-term obligations of $22,866.

On or about  September 30,2006, the Company issued 154,723 shares of its common stock in lieu of cash payment for engineering services provided to the Company. The services were valued at $6,189.00.

On or about September 30, 2006, the Company issued 2,500,000 shares of its common stock in settlement of certain litigation. The value of the settlement value was $45,000. This issuance is also disclosed in this report in Item 1. Legal Proceedings.

All of the described transactions were in reliance in the exemptions from registration provided by either Section 4(2) or Section 4(6) of the Securities Act of 1933 as transactions not involving a public offering or as transactions with accredited investors.

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

The Registrant has accounted for this transaction as “discontinued operations” in its periodic reports under the 1934 Act.

ITEM 6.	EXHIBITS

(a)  Exhibits.

Exhibit Number	Description of Document

3.1	Articles of Incorporation as Amended *
3.2	By laws *
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HOLDINGS, INC.

January 20, 2010	By:	/s/ J. SCOTT WEBBER
J. Scott Webber
Chief Executive Officer