Form 10-Q
period 2008-03-31
ENCOMPASS HOLDINGS, INC.
filed 2010-01-29
CIK 769882

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

Commission File Number: 333-82608

ENCOMPASS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	95-4756822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 Terminal Way, Suite 110, Reno, Nevada 89502
(Address of principal executive office) (Zip Code)

(775) 324-8531
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes  [     ]    No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 296,925,510 shares of Common Stock, as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes  [     ]    No  [ X ]

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
Assets

Current assets:
Cash	$1,405	$91,299
Prepaid expenses	-	131,380
Other current assets	-	5,793
Net current assets of discontinued operations	439,637	308,479

Total current assets	441,042	536,951

Equipment, net	521,388	600,232

Equipment of discontiued operations, net	7,930,886	8,433,989

Deposits & other assets	3,000	36,649

Net other assets of discontinued operations	351,997	349,246

	$9,248,313	$9,957,067

Liabilities and Net Capital Deficiency

Current liabilities:
Accounts payable	$580,935	$724,044
Accrued liabilites	1,274,526	1,131,322
Other current liabilites	283,390	269,100
Net current liabilities of discontiued operations	7,621,926	5,313,243

Total current liabilties	9,760,777	7,437,709

Long-term obligations	3,934,617	3,547,138

Accrued interest	558,204	176,404

Long-term obligations of discontinued operations	-	64,870

Minority interest	776,096	1,276,003

Net capital deficiency:
Preferred stock; no par value; authorized 200,000 shares:
Series A - 100,000 shares designated, issued & outstanding	100	100
Series B - 100,000 shares designated, issued & outstanding	100	100
Common stock; $.001 par value; authorized 500,000,000
shares; issued and outstanding 297,050,580 shares at
March 31, 2008 (270,534,750 shares at June 30, 2007)	297,051	270,535
Convertible promissory note & accrued interest	124,296	118,279
Additional paid in capital	38,697,901	38,705,209
Retained deficit	(30,423,933)	(30,423,933)
Deficit accumulated during the development stage	(14,476,896)	(11,215,347)

Net capital deficiency	(5,781,381)	(2,545,057)

	$9,248,313	$9,957,067

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

	Nine months ended		Three months ended		Cumulative activity during development stage April 1, 2006
	March 31,		March 31,		through
	2008	2007	2008	2007	March 31, 2008
Operating expenses:
General & administrative	$1,024,831	$2,072,653	$47,962	$723,960	$6,882,982
Research & development	276,171	203,412	87,902	48,563	1,336,153
Write-down of rotary engine
patterns, demonstration
engines not held for sale, &
intellectual assets	-	-	-	-	7,717,000

Total operating expenses	1,301,002	2,276,065	135,864	(772,523)	15,936,135

Net loss from operations	(1,301,002)	(2,276,065)	(135,864)	(772,523)	(14,816,009)

Other income (expenses):
Change in fair value of
derivative liabilities	(2,289)	4,217	-	-	(6,229)
Other income	-	82,326	-	2,326	-
Interest expense, net	(263,937)	(388,160)	(90,578)	(141,027)	(937,079)

Total other income (expenses)	(266,226)	(301,617)	(90,578)	(138,701)	(943,308)

Net loss for continuing operations
before minority interest in loss of
subsidiary & provision for income
taxes	(1,567,228)	(2,577,682)	(226,442)	(911,224)	(15,759,317)

Minority interest in net loss of
subsidiary	-	-	(67,740)	-	4,180,959

Provision for income taxes -
State of California	(800)	(3,141)	-	-	(800)

Net loss from continuing operations	(1,568,028)	(2,580,823)	(294,182)	(911,224)	(11,579,158)

Discontinued operations - net loss
from discontinued operations	(1,693,521)	(1,617,006)	(764,830)	(439,702)	(2,897,738)

Net loss	$(3,261,549)	$(4,197,829)	$(1,059,012)	$(1,350,926)	$(14,476,896)

Net loss per common share:
Continuing operations	$(0.006)	$(0.065)	$(0.001)	$(0.018)	$(0.080)
Discontinued operations	(0.006)	(0.040)	(0.003)	(0.008)	(0.020)

Net loss per common share	$(0.012)	$(0.105)	$(0.004)	$(0.026)	$(0.100)

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
	Nine months ended		Three months ended		Cumulative activity during development stage April 1, 2006
	March 31,		March 31,		through
	2008	2007	2008	2007	March 31, 2008

Cash flows from operating activities:
Net loss	$(3,261,549)	$(4,197,829)	$(1,059,012)	$(1,350,926)	$(14,476,896)
Net loss from
discontinued operations	1,693,521	1,617,006	764,830	439,702	2,897,738
Adjustments to reconcile net loss to net cash
used in continuing operating activities:
Minority interest in
net loss ofsubsidiary	(499,907)	-	(438,650)	17,854	776,096
Impairment of long-lived assets	-	-	-		7,717,000
Depreciation	78,844	113,742	37,499	24,988	263,815
Shares issued in exchange for services	-	135,616	-	-	135,616
Change in fair value of derivative liabilities	2,289	(4,217)	-	-	6,229
Changes in assets and liabilities, net
of acquisition:
Prepaid expenses	165,029	67,108	26,750	40,198	297,970
Checks outstanding in excess of deposits	-	27,031		27,031	-
Accounts payable	(143,108)	82,395	(4,895)	142,540	270,973
Accrued liabilities	143,204	186,506	36,350	6,351	743,130
Accrued interest	394,504	308,766	48,594	140,363	577,360
Other	17,793	181,483	42,795	9,145	(114,462)

	(1,409,380)	(1,482,393)	(545,739)	(502,754)	(905,431)

Net cash provided by (used in)
discontinued operating activities	922,237	(329,669)	443,373	(11,923)	(1,758,064)

Net cash flows from investing
activities-

Net cash flows from discontinued investing
activities	(2,751)	-	63,712	-	(473,419)

	(2,751)	-	63,712	-	(473,419)

Cash flows from financing activities:
Borrowings from long-term obligations	400,000	1,475,000	-	425,000	2,460,000
Principal repayments on long-term obligations	-	(45,000)	-	(32,500)	(45,000)
Proceeds from sale of common stock	-	340,000	-	80,000	340,000
Net cash flows from discontinued
financing activities	-	-	-	-	(43,756)

	400,000	1,770,000	-	472,500	2,711,244

Net decrease in cash	(89,894)	(42,062)	(38,654)	(42,177)	(425,670)

Cash at beginning of period	91,299	42,062	40,059	42,177	427,075

Cash at end of period	$1,405	$-	$1,405	$-	$1,405

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
March 31, 2008

1.	Summary of significant accounting policies

Business: Encompass Holdings, Inc. (the “Company” or “Encompass”) is incorporated under the laws of the State of Nevada.

Interim reporting:  Encompasses’ year-end for accounting and tax purposes is June 30. In the opinion of Management, the accompanying consolidated financial statements as of March 31, 2008 and 2007 and for the three and nine months then ended, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

Business combinations & basis of consolidation: The consolidated financial statements include the accounts of Encompass and its wholly-owned subsidiaries NACIO Systems, Inc. (“NACIO”); AquaXtremes, Inc. (“Aqua”); Xtreme Engines, Inc. (“Engines”), and its 51% owned subsidiary Rotary Engines Technology, Inc. (“RETI”).

On November 29, 2006, the Board of Directors approved a formal plan to divest Encompass’ interest in NACIO and cease providing integrated communications of high speed Internet access and managed server and computer software compliance monitoring services and products. Accordingly, NACIO and IHG are reported as discontinued operations in the accompanying consolidated financial statements. The divesture has not yet been completed as of March 31, 2008.

All inter-company accounts and transactions have been eliminated.

Development stage enterprise: On April 10, 2006, the Company changed its focus from the manufacturing of recreational water sports products and the marketing of one of its products known as the XBoard™ to the development of rotary engines primarily for commercial use.

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

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
March 31, 2008

Net loss per common share: Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common stock shares outstanding was 284,451,235 for the nine months ended March 31, 2008; 40,038,929 for the nine months ended March 31, 2007; 294,186,186 for the three months ended March 31, 2008; 51,230,407 for the three months ended March 31, 2007; and 144,894,785 for the cumulative activity during development stage April 1, 2006 through March 31, 2008. Convertible notes payable and warrants are not considered to be common stock equivalents as the effect on net loss per common share would be anti-dilutive.

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

Encompass has been dependent upon debt and equity financing to continue its development of rotary engine products. To date, the Company received an aggregate of $2,460,000 in equity and debt financing to continue its activities. There can be no assurances that the Company will be able to continue to raise additional financing.

In November 2006, the Company adopted a formal plan to divest Encompass’ interest in NACIO and cease providing integrated communications of high speed Internet access and managed server and computer software compliance monitoring services and products. Since its acquisition, NACIO has been dependent upon Encompass for debt and equity financing and has not achieved profitability.

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
March 31, 2008

2.	Operations (continued)

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

ENCOMPASS HOLDINGS, INC.
(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements
March 31, 2008

4.	Preferred stock (continued)

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

During the nine months ended March 31, 2008, the Company issued an aggregate of 26,515,830 shares of its common stock in exchange for convertible notes payable. The shares were issued valued at approximately $19,200.

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

RESULTS OF OPERATIONS

Three months and nine months ended March 31, 2008 compared to the three months and nine months ended March 31, 2007:

	Three months ended March 31:
	2008	2007	Decrease	%

General & administrative operating expenses	$47,962	$723,960	$(675,998)	(0.934)

	Nine months ended March 31:
	2008	2007	Decrease	%

General & administrative operating expenses	$1,024,831	$2,072,653	$(1,047,822)	(0.506)

The decrease in general and administrative operating expenses was attributable to a decrease in consulting fees and financial consultants during the three months and nine months ended March 31, 2008.

	Three months ended March 31:
	2008	2007	Increase	%

Research and development expenses	$87,902	$48,563	$39,339	0.810

	Nine months ended March 31:
	2008	2007	Increase	%

Research and development expenses	$276,171	$203,412	$72,759	0.358

The increase in research and development expenses was attributable to developing the fuel management system of the rotary engine.

	Three months ended March 31:
	2008	2007	Decrease	%

Interest expenses, net	$90,578	$141,027	$(50,449)	(0.358)

	Nine months ended March 31:
	2008	2007	Decrease	%

Interest expenses, net	$263,937	$388,160	$(124,223)	0.320

The decrease in interest expense was attributable to the retirement of short and long-term debt during the previous year to date.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 compared to June 30, 2007:

	March 31,	June 30,
	2008	2007	Decrease	%

Prepaid expenses	$0	$131,380	$(131,380)	(1.000)

The decrease in prepaid expenses was attributable to the decrease in prepaid insurance during nine months ended March 31, 2008.

	March 31,	June 30,
	2008	2007	Decrease	%

Accounts payable	$580,935	$724,044	$(143,109)	0.198

The decrease in accounts payable was attributable to the retirement of short-term debt from available cash during the nine months ended March 31, 2008.

	March 31,	June 30,
	2008	2007	Increase	%

Accrued liabilties	$1,274,526	$1,131,322	$143,204	0.127

The increase in accrued liabilties was attributable to the accrual of management salaries that were not paid during the nine months ended March 31, 2008. Rather, available cash was used to retire short-term debt.

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

During the nine months ended March 31, 2008, the Company issued 26,515,830 shares of its common stock in exchange for long-term obligations of $22,866.

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

The Registrant has accounted for this transaction as “discontinued operations” in its periodic reports under the 1934 Act.

ITEM 6.	EXHIBITS

(a)  Exhibits.

Exhibit Number	Description of Document

3.1	Articles of Incorporation as Amended *
3.2	By laws *
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

*	Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HOLDINGS, INC.

January 28, 2010	By:	/s/ J. SCOTT WEBBER
J. Scott Webber
Chief Executive Officer